Form 10-Q
period 1997-05-03
BRYLANE INC
filed 1997-06-17
CIK 932698

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997


                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission file number: 33-86154


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
              Registrant's telephone number, including area code:
                                (212) 613-9500






  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---



  The number of shares of the registrant's common stock outstanding as of June 5, 1997 was 19,471,445 shares.

================================================================================

                                 BRYLANE INC.
                                   Form 10-Q
                        For the Quarterly Period Ended
                                  May 3, 1997


                                     INDEX

                                                                                           Page
                                                                                           ----
Part I. Financial Information

     Item 1. Financial Statements
          a) Report of Independent Accountants                                               3

          b) Consolidated Balance Sheets
              February 1, 1997 and May 3, 1997 (unaudited)                                   4

          c) Consolidated Statements of Income (unaudited)
              Thirteen weeks ended May 4, 1996 and May 3, 1997                               5

          d) Consolidated Statements of Cash Flows (unaudited)
              Thirteen weeks ended May 4, 1996 and May 3, 1997                               6

          e) Consolidated Statements of Partnership/Stockholder's Equity
              February 3, 1996, February 1, 1997 and thirteen weeks
                ended May 3, 1997 (unaudited)                                                7

          f) Notes to Unaudited Consolidated Financial Statements                            8

     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                             12

Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K                                               20

Signature                                                                                   21

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Brylane Inc.

We have reviewed the accompanying consolidated balance sheet of Brylane Inc. as of May 3, 1997 and the related consolidated statements of income and cash flows for the thirteen weeks then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

Indianapolis, Indiana
June 6, 1997

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. - FINANCIAL STATEMENTS
------------------------------

                                 BRYLANE INC.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                   February 1,      May 3,
                                                                                      1997          1997
                                                                                   ----------    ----------
                                                                                                 (unaudited)
                                                 ASSETS
                                                 ------
CURRENT ASSETS:
      Cash and cash equivalents..................................................   $   3,285    $  34,978
      Accounts receivable, deferred billing (net)................................      22,750       10,722
      Accounts receivable, other.................................................      32,107       38,386
      Inventories................................................................     168,821      159,264
      Paper inventory............................................................       9,790        8,846
      Catalog costs..............................................................      31,222       26,382
      Other......................................................................       6,252        5,493
                                                                                    ---------    ---------

               TOTAL CURRENT ASSETS                                                   274,227      284,071

Property and equipment, net......................................................      75,970       75,858

Organization and deferred financing costs........................................      11,114        4,358

Intangibles and other assets.....................................................     343,243      340,534

Deferred income taxes............................................................          --       17,551

Deferred offering costs..........................................................         680           --
                                                                                    ---------    ---------

               TOTAL ASSETS                                                         $ 705,234    $ 722,372
                                                                                    =========    =========


                                         LIABILITIES AND EQUITY
                                         ----------------------
CURRENT LIABILITIES:
      Accounts payable...........................................................   $  93,928    $ 106,998
      Accrued interest...........................................................       8,612        2,832
      Accrued expenses...........................................................      45,356       46,197
      Income taxes payable.......................................................          --        4,075
      Reserve for returns........................................................      18,603       23,660
      Current portion of long-term debt..........................................      26,000       14,975
                                                                                    ---------    ---------

               TOTAL CURRENT LIABILITIES                                              192,499      198,737

Long-term debt...................................................................     401,362      301,074
Other long-term liabilities......................................................       6,010        6,846
                                                                                    ---------    ---------

               TOTAL LIABILITIES                                                      599,871      506,657

Convertible redeemable preferred stock...........................................       1,500        1,500

Partnership/stockholders' equity:
      General partner of Brylane, L.P., 2,562,500 units..........................      25,625           --
      Limited partners of Brylane, L.P., 12,908,945 units at February 1, 1997 and
          May 3, 1997............................................................     159,855           --
      Common stock, $.01 par value 40,000,000 shares authorized;
          19,471,445 shares issued and outstanding...............................          --          195
      Additional paid in capital.................................................          --      290,161
      Reduction for predecessor cost - carryover basis...........................    (152,067)    (152,067)
      Loans to management investors..............................................      (2,490)      (2,490)
      Accumulated earnings.......................................................      72,940       78,416
                                                                                    ---------    ---------
                   Total partnership/stockholders' equity........................     103,863      214,215
                                                                                    ---------    ---------

               TOTAL LIABILITIES AND EQUITY                                         $ 705,234    $ 722,372
                                                                                    =========    =========

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                Thirteen Weeks Ended
                                                                --------------------

                                                                 May 4,      May 3,
                                                                  1996        1997
                                                                --------    --------
Net sales.....................................................  $150,680    $328,801

      Cost of goods sold......................................    72,662     169,047
                                                                --------    --------

Gross margin..................................................    78,018     159,754

Operating expenses:
      Catalog and advertising.................................    47,518      83,339
      Fulfillment.............................................     8,274      28,070
      Support services........................................    10,544      22,010
      Intangibles and organization cost amortization..........     1,409       2,732
                                                                --------    --------
Total operating expenses......................................    67,745     136,151
                                                                --------    --------

Operating income..............................................    10,273      23,603

Interest expense, net.........................................     5,556       7,528
                                                                --------    --------

Income before income taxes
      and extraordinary charge................................     4,717      16,075

Provision for income taxes....................................        29       6,489
                                                                --------    --------

Income before extraordinary charge............................     4,688       9,586

Extraordinary charge related to early
      retirement of debt, net of tax..........................        --       4,110
                                                                --------    --------

Net income....................................................  $  4,688    $  5,476
                                                                ========    ========


Primary earnings per share:
      Income per share before extraordinary charge............  $   0.35    $   0.51

      Extraordinary charge per share..........................        --    $   0.22
                                                                --------    --------

      Net income per share....................................  $   0.35    $   0.29
                                                                ========    ========

      Weighted average shares outstanding.....................    13,418      18,850

Supplemental data (Note 7):
      Historical income before provision for
           income taxes and extraordinary charge..............  $  4,717    $ 16,075

      Supplemental provision for income taxes.................     1,745       5,948
                                                                --------    --------

      Supplemetal income before extraordinary charge..........     2,972      10,127

      Extraordinary charge related to early
           retirement of debt, net of tax.....................        --       4,110
                                                                --------    --------

      Supplemental net income.................................  $  2,972    $  6,017
                                                                ========    ========

      Supplemental earnings per share.........................  $   0.22    $   0.32
                                                                ========    ========


   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                  BRYLANE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  Thirteen Weeks Ended
                                                                                  --------------------
                                                                                  May 4,       May 3,
                                                                                   1996         1997
                                                                                 ---------    ---------
OPERATING ACTIVITIES:
      Net income...............................................................    $ 4,688    $   5,476
      Impact of other operating activities on cash flows:
          Depreciation.........................................................      1,072        2,526
          Non-recurring inventory charge.......................................         --        2,486
          Extraordinary charge related to early retirement of debt.............         --        6,524
          Non-cash compensation expense........................................         --          175
          Amortization:
               Intangibles and organization costs..............................      1,409        2,732
               Deferred financing costs (included in interest expense).........        367          420
               Discount on notes (included in interest expense)................         24           24
          Changes in operating assets and liabilities:
               Accounts receivable.............................................        542        5,749
               Inventories.....................................................     (6,733)       9,557
               Catalog costs and paper inventory...............................      2,457        5,784
               Accounts payable and accrued expenses...........................     11,847       14,248
               Accrued interest................................................     (2,929)      (5,780)
               Income taxes payable............................................         --        4,075
               Other assets and liabilities....................................      2,607        5,330
                                                                                   -------    ---------

Net cash provided by operating activities......................................     15,351       59,326
                                                                                   -------    ---------


INVESTING ACTIVITIES:
      Capital expenditures.....................................................       (521)      (4,047)
                                                                                   -------    ---------

Net cash used in investing activities..........................................       (521)      (4,047)
                                                                                   -------    ---------

FINANCING ACTIVITIES:
      Payments on 1996 and 1997 bank credit facility...........................     (3,374)    (293,000)
      Proceeds from issuance of 1997 Bank Credit Facility......................         --      181,663
      Proceeds from initial public offering....................................         --       96,000
      Offering fees and expenses...............................................         --       (8,046)
      Debt issuance fees and expenses..........................................         --         (203)
      Tax distributions to partners of Brylane, L.P............................     (1,246)          --
      Proceeds from the sale, net of repurchase, of partnership interests,
          net of management notes..............................................         77           --
                                                                                   -------    ---------

Net cash used in financing activities..........................................     (4,543)     (23,586)
                                                                                   -------    ---------

Cash and cash equivalents, at beginning of year................................      7,469        3,285
                                                                                   -------    ---------

Cash and cash equivalents, at end of period....................................    $17,756    $  34,978
                                                                                   =======    =========

Supplemental disclosure of cash flow information:

      Interest paid............................................................    $ 8,129    $  14,070
                                                                                   =======    =========

Income taxes paid during each of the periods presented were not material.

   The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE INC.
          CONSOLIDATED STATEMENTS OF PARTNERSHIP/STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)


                                                            General Partner
                                                           Limited Partners                  Common Stock            Additional
                                                    ----------------------------    ----------------------------       Paid in
                                                        Units          Amount          Shares          Amount          Capital
                                                    ------------    ------------    ------------    ------------    ------------
Balance, February 3, 1996..........................   12,902,500       $ 130,829
   Net income......................................           --              --              --              --              --
   Sale of units...................................    2,573,945          51,441              --              --              --
   Repurchase of units.............................       (5,000)            (60)             --              --              --
   Exchange of stock options.......................           --           3,270              --              --              --
   Tax distributions payable to partners...........           --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------

Balance, February 1, 1997..........................   15,471,445         185,480
   Net income......................................           --              --              --              --              --
   Proceeds from Initial Public Offering...........           --              --       4,000,000            $ 40        $ 95,960
   Initial Public Offering expenses................           --              --              --              --          (8,850)
   Exchange of partnership units for common stock..  (15,471,445)       (185,480)     15,471,445             155         185,325
   Recognition of deferred tax asset...............           --              --              --              --          17,551
   Exchange of stock options.......................           --              --              --              --             175
                                                    ------------    ------------    ------------    ------------    ------------

Balance, May 3, 1997(unaudited)....................            0       $       0      19,471,445            $195        $290,161
                                                    ============    ============    ============    ============    ============



                                                    Reduction for
                                                     Predecessor
                                                        Cost -        Loans to
                                                      Carryover      Management     Accumulated
                                                        Basis        Investors        Earnings         Total
                                                    ------------    ------------    ------------    ------------
Balance, February 3, 1996..........................    $(152,067)        $(2,515)        $50,940        $ 27,187
   Net income......................................           --              --          26,952          26,952
   Sale of units...................................           --              25              --          51,466
   Repurchase of units.............................           --              --              --             (60)
   Exchange of stock options.......................           --              --              --           3,270
   Tax distributions payable to partners...........           --              --          (4,952)         (4,952)
                                                    ------------    ------------    ------------    ------------

Balance, February 1, 1997..........................     (152,067)         (2,490)         72,940         103,863
   Net income......................................           --              --           5,476           5,476
   Proceeds from Initial Public Offering...........           --              --              --          96,000
   Initial Public Offering expenses................           --              --              --          (8,850)
   Exchange of partnership units for common stock..           --              --              --              --
   Recognition of deferred tax asset...............           --              --              --          17,551
   Exchange of stock options.......................           --              --              --             175
                                                    ------------    ------------    ------------    ------------

Balance, May 3, 1997(unaudited)....................    $(152,067)        $(2,490)        $78,416        $214,215
                                                    ============    ============    ============    ============


  The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   NATURE OF OPERATIONS:

        Brylane Inc. ("Brylane" or the "Company") is a leading catalog retailer of value-priced apparel, with a focused portfolio of catalogs that includes Lane Bryant, Roaman's, Jessica London and KingSize serving the special size market, and Lerner, Chadwick's of Boston, Sue Brett and Bridgewater, serving the women's regular-size apparel market. Brylane also markets certain of its catalogs under the "Sears" name to customers of Sears, Roebuck and Co. under an exclusive licensing arrangement with Sears Shop at Home Services, Inc.

        Brylane's merchandising strategy is to provide value-priced, private label and branded apparel with a consistent quality and fit, to concentrate on apparel with limited fashion risk, and to offer a broader selection of sizes, styles and colors than can be found at most retail stores and in other competing catalogs. Each of Brylane's catalogs offers its customers basic, traditional and classic apparel.

(2)  ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION:

     On February 26, 1997, in connection with the initial public offering of Brylane Inc. ("Initial Public Offering"), Brylane, L.P. (the "Partnership") became a wholly-owned subsidiary of Brylane Inc. pursuant to the First Amended and Restated Incorporation and Exchange Agreement (the "Exchange Agreement"), whereby certain affiliates of Freeman Spogli & Co. ("FS&Co."), The Limited, Inc. ("The Limited"), M&P Distributing Co., WearGuard Corporation ("WearGuard"), Leeway & Co., and NYNEX exchanged their shares of common stock of VP Holding Corporation or ownership interests in the Partnership, except for the TJX noteholder ("TJX Noteholder"), for 14,926,778 shares of $.01 par value common stock ("Common Stock") of Brylane Inc. (the "Exchange Transaction"). Additionally, pursuant to their respective stock subscription agreements with VP Holding Corporation, members of management and others exchanged their shares of common stock of VP Holding Corporation for an aggregate of 544,667 shares of Common Stock of Brylane Inc. In connection with the Exchange Transaction, Brylane, L.P. retained all of its assets, operations and liabilities.

     On February 26, 1997, Brylane Inc. offered 4,000,000 shares of Common Stock to the public through its Initial Public Offering. Brylane Inc. is a registrant pursuant to Section 12 of the Exchange Act and is thereby required to provide continuous financial reporting to its stockholders. As discussed above, Brylane Inc. does not maintain any separate assets, operations or liabilities, except for assets and liabilities related to income taxes, as all activities are conducted within Brylane, L.P. Therefore, the historical balance sheet as of February 1, 1997 and the historical statements of income and cash flows for the thirteen weeks ended May 3, 1996 of Brylane, L.P. are included herein for comparative purposes.

     The consolidated financial statements of Brylane Inc. include the accounts of VP Holding Corporation and its wholly-owned sudsidiaries, VGP Corporation and VLP Corporation and Brylane L.P. and its wholly-owned subsidiaries and partnerships, including Brylane Capital Corp., B.L. Management Services, Inc., B.L. Catalog Distribution, Inc., B.L. Management Services Partnership, B.L. Catalog Distribution Partnership, B.N.Y. Service Corp., K.S. Management Services, Inc., C.O.B. Management Services, Inc. and Chadwick's Tradename Sub, Inc. These entities are collectively referred to as Brylane or the Company. Accounts between the consolidated entities have been eliminated. Each of the wholly-owned subsidiaries and partnerships of Brylane, L.P. has guaranteed the 10% Senior Subordinated Notes due 2003 (the "Notes"). Separate financial statements of these subsidiary guarantors have not been included as the subsidiaries guarantee the Notes on a full, unconditional, and joint and several basis. Management believes that the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors are currently, both on an individual and a combined basis, inconsequential to Brylane on a consolidated basis, and therefore, that information provided in separate financial statements of the subsidiary guarantors is not deemed material to the readers of the financial statements. Financial statements of Brylane, L.P. have been filed with the Securities and Exchange Commission under File Number 33-69532.

                                 BRYLANE INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



(3)  ACQUISITION:

     In December 1996, Brylane, L.P. completed the acquisition of certain assets of the Chadwick's of Boston catalog division ("Chadwick's") of Chadwick's, Inc., a wholly-owned subsidiary of The TJX Companies ("TJX") (the "Chadwick's Acquisition"). Chadwick's is a catalog business devoted to selling off-price women's career, casual and social apparel. The Chadwick's Acquisition included the purchase of inventory, property, plant and equipment, customer lists, trademarks, goodwill and the assumption of certain liabilities relating to the business by the Partnership. In addition, the parties entered into a services agreement, as well as an inventory purchase agreement pursuant to which TJX has committed to purchase certain amounts of Chadwick's excess inventory through January 2000.

     Brylane paid to TJX $222.7 million (subject to certain post - closing adjustments) and issued to TJX a $20.0 million Convertible Redeemable Note due 2006. In order to fund a portion of the cash paid in connection with the Chadwick's Acquisition and to repay its existing indebtedness under its 1993 bank credit facility, the Partnership entered into the 1996 Bank Credit Facility. In addition, the Partnership received an aggregate of $51.3 million in new equity from certain affiliates of FS&Co., Leeway & Co., NYNEX and WearGuard.

      On May 16, 1997, Brylane received a preliminary cash purchase price adjustment of $28.8 million from TJX. The allocation of the purchase price is not yet final.

(4) LONG-TERM DEBT:

      In connection with the Chadwick's Acquisition, the Partnership entered into a Credit Agreement dated December 9, 1996 among Brylane, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as administrative agent, Merrill Lynch Capital Corporation ("Merrill Lynch"), as documentation agent, and the other lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1996 Bank Credit Facility"), which consisted of (i) a $213.0 million five-year term loan, (ii) a $70.0 million six-year and three-month term loan, and (iii) a $125.0 million five-year revolving credit facility with a $75.0 million sublimit for letters of credit. The proceeds of the term loans of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. In connection with Brylane Inc.'s Initial Public Offering on February 26, 1997, and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, the Company repaid $89.3 million in indebtedness under its 1996 Bank Credit Facility. In addition, the Company made $12.0 million of prepayments on the 1996 Bank Credit Facility during the thirteen weeks ended May 3, 1997.

     On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consists of
(i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"),
(ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "Term Loans"), and
(iii) a $125.0 million four-year nine-month revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit. The proceeds of the Term Loans of the 1997 Bank Credit Facility were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility. The Revolving Credit Facility can be used for letters of credit and general corporate purposes, including working capital needs. The Term Loans require scheduled quarterly principal payments over their terms. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loans and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loans and the Revolving Credit Facility bear interest at one of two rates selected by the Partnership (i) a margin over the higher of (A) Morgan Guaranty's prime rate or (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow ratio. The Tranche A Term Loan currently bears interest at LIBOR plus 1.125% and the Tranche B Term Loan initially bears interest at LIBOR plus 1.625%.

                                 BRYLANE INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Prior to the refinancing, the term loans under the 1996 Bank Credit Facility bore interest at LIBOR plus 2.0% and LIBOR plus 2.5%, respectively). The Term Loans begin amortizing on August 2, 1997, with aggregate scheduled principal payments of $9.9 million during the remainder of fiscal 1997. As a result of this transaction, the Company recorded an extraordinary charge for the fees associated with the 1996 Bank Credit Facility in its consolidated statement of income for the thirteen weeks ended May 3, 1997.

     The Company made $10.0 million of prepayments on the Tranche A Term Loan of the 1997 Bank Credit Facility during the thirteen weeks ended May 3, 1997. As of May 3, 1997, Brylane had no borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $39.5 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $85.5 million.

     Subsequent to May 3, 1997, the Company prepaid an additional $50.0 million on the Tranche A Term Loan of the 1997 Bank Credit Facility. Amounts used by the Company to make such prepayments included the $28.8 million preliminary cash purchase price adjustment received by the Company from TJX on May 16, 1997 (See Note (3) of the Notes to the Unaudited Consolidated Financial Statements) and the remainder came from available funds. As a result of these prepayments, the remaining balance of the Tranche A Term Loan was reduced to $51.7 million and the scheduled principal payments for the remainder of fiscal 1997 have been reduced to $5.4 million.

(5)  NET INCOME PER SHARE:

     Net income per share is computed based upon the weighted average number of outstanding common shares, including the effect of stock options based on the treasury stock method.

(6)  INCOME TAXES:

     Brylane Inc. accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, deferred tax assets and liabilities result from differences between financial reporting and tax basis of assets and liabilities, measured using enacted tax rates and laws in effect when the differences reverse. Upon consummation of the Exchange Transaction, Brylane Inc. recorded a deferred income tax benefit of $17.6 million and during the quarter income tax expense of $4.1 million.

     The deferred tax asset represents the tax effect at current rates of temporary differences associated with the difference between the book and tax basis of the partners in their investment in Brylane, L.P., and represents estimated future tax benefits to Brylane Inc. arising from those assets.

(7)  SUPPLEMENTAL NET INCOME AND EARNINGS PER SHARE:

     Supplemental net income of Brylane Inc. represents the results of operations adjusted to reflect a provision for income tax on historical income before income taxes, which gives effect to the change in the consolidated entities' tax status to a C-corporation subsequent to the public sale of Brylane Inc.'s Common Stock. The difference between the proforma income tax rate of 37% and the federal statutory rate of 35% relates primarily to state income taxes, net of federal tax benefit.

     Supplemental earnings per share of Brylane Inc. represents supplemental net income divided by the weighted average partnership units outstanding prior to the Initial Public Offering and the weighted average Common Stock and equivalent units outstanding thereafter. In accordance with Securities and Exchange Commission rules, options granted in the one year prior to the filing of the registration statement related to the Initial Public Offering are included as outstanding for all periods presented using the treasury stock method assuming the offering price of $24 per share.

                                 BRYLANE INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(8)  RECLASSIFICATIONS:

     Certain reclassifications have been made to the consolidated statements of cash flows for the thirteen weeks ended May 3, 1997 to conform with the financial statement presentation adopted for the fiscal year ending February 1, 1997. Such reclassifications had no effect on previously reported net income.

(9)  UNAUDITED INTERIM FINANCIAL STATEMENTS:

     The financial statements as of and for the thirteen weeks ended May 4, 1996 and May 3, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in Brylane Inc.'s Form 10-K for the fiscal year ended February 1, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature, unless separately disclosed) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations and cash flows for a full fiscal year.

                                 BRYLANE INC.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     As a result of the Chadwick's Acquisition and the application of purchase accounting related thereto, the Company's gross margin for the thirteen weeks ended May 3, 1997 reflects a non-recurring inventory charge of $2.5 million related to the write-up of the Chadwick's inventory. A remaining write-up of $0.8 million related to the Chadwick's inventory will be charged to cost of goods sold during the second quarter. In addition, as a result of the formation of Brylane, L.P. and the related acquisition of the Lane Bryant, Roaman's and Lerner catalog businesses by certain affiliates of FS&Co. and of The Limited (the "Brylane Acquisition"), the acquisition by Brylane of the KingSize catalog division of WearGuard Corporation (the "KingSize Acquisition"), and the Chadwick's Acquisition and the application of purchase accounting related thereto, the results of operations for the thirteen weeks ended May 3, 1997 reflect amortization of intangible assets related to the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition of $1.1 million, $0.3 million and $1.3 million, respectively.

     The Company's results of operations in the future will continue to reflect the amortization of intangible assets related to the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition of $4.2 million per year, $1.4 million per year and $5.3 million per year, respectively, and step-up depreciation associated with the write-up of certain fixed assets in connection with the Brylane Acquisition of $0.4 million per year. Subsequent to May 3, 1997, the Company prepaid $50.0 million on the Tranche A Term Loan of the 1997 Bank Credit Facility (as defined herein). As a result of these prepayments, the Company's interest expense for the remainder of fiscal 1997 should be reduced.

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. Such statements are subject to a number of risks and uncertainties, including among other things, competition, risks associated with the Sears Agreement, the impact of increases in costs of postage, paper and printing, control of the Company by FS&Co. and The Limited, dependence on suppliers, risks generally associated with acquisitions, and risks related to unionized employees. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors. The Company undertakes no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

     The following discussion should be read in conjunction with the financial statements and related notes thereto which appear elsewhere in this Form 10-Q and in conjunction with the Annual Report on Form 10-K for Brylane Inc. as filed with the Securities and Exchange Commission on May 2, 1997 (File No. 33-86154).

RESULTS OF OPERATIONS

     The following tables set forth certain operating data of Brylane Inc. for the periods indicated.

                                                       Thirteen Weeks Ended
                                                       --------------------
                                                     May 4, 1996  May 3, 1997
                                                     -----------  -----------
                                                           (in thousands)
                                                            (unaudited)
Net sales ...........................................   $150,680   $328,801
Gross profit ........................................     78,018    159,754
Operating expenses:
     Catalog and advertising ........................     47,518     83,339
     Fulfillment ....................................      8,274     28,070
     Support services ...............................     10,544     22,010
     Amortization of acquisitions
          intangibles and organization costs ........      1,409      2,732
                                                        --------   --------
Operating income ....................................     10,273     23,603
     Add back: Non-recurring inventory
          charge(1) .................................         --      2,486
     Add back: Amortization of acquisitions
          intangibles and organization costs(2)......      1,409      2,732
     Add back: Step-up depreciation(3) ..............         92         92
     Add back: Non-cash compensation
          expense(4) ................................         --        175
                                                        --------   --------
Operating income before acquisitions related
         and non-recurring adjustments ..............   $ 11,774   $ 29,088
                                                        ========   ========


     The following table sets forth certain operating data of Brylane Inc. expressed as a percentage of net sales for the period indicated.


                                                      Thirteen Weeks Ended
                                                      --------------------
                                                  May 4, 1996   May 3, 1997
                                                  -----------   -----------
Net sales .....................................        100.0%         100.0%
Gross profit ..................................         51.8           48.6
Operating expenses:
     Catalog and advertising ..................         31.6           25.3
     Fulfillment ..............................          5.5            8.6
     Support services .........................          7.0            6.7
     Amortization of acquisitions
          intangibles and organization costs ..          0.9            0.8
                                                         ---            ---
Operating income ..............................          6.8            7.2
     Add back: Non-recurring inventory
          charge(1) ...........................           --            0.7
     Add back: Amortization of acquisitions
          intangibles and organization costs(2)          0.9            0.8
     Add back: Step-up depreciation(3) ........          0.1            0.0
     Add back: Non-cash compensation
          expense(4) ..........................           --            0.1
                                                       -----          -----
Operating income before acquisitions related
      and non-recurring adjustments ...........          7.8%           8.8%
                                                       =====          =====
                                                                Notes on page 15


     The following table sets forth certain operating data of Brylane Inc. on an unaudited proforma basis for the thirteen weeks ended May 4, 1996 to include net sales, cost of sales and operating expenses for Chadwick's as if the Chadwick's Acquisition had occurred on February 4, 1996 (the first day of fiscal 1996). The proforma unaudited information is included for comparative purposes only and is not meant to be indicative of what the consolidated statements of operations data would have been had the transaction occurred at February 4, 1996.


                                                                    Thirteen Weeks Ended
                                                                    --------------------
                                                                  Proforma
                                                                 May 4, 1996    May 3, 1997
                                                                 -----------    -----------
                                                                        (in thousands)
                                                                          (unaudited)
                Net sales..........................................  $282,676      $328,801
                Gross profit.......................................   139,085       159,754
                Operating expenses:
                     Catalog and advertising.......................    75,133        83,339
                     Fulfillment...................................    20,378        28,070
                     Support services..............................    18,792        22,010
                     Amortization of acquisitions
                          intangibles and organization costs.......     2,732         2,732
                                                                     --------      --------
                Operating income...................................    22,050        23,603
                     Add back: Non-recurring inventory
                          charge(1)................................        --         2,486
                     Add back: Amortization of acquisitions
                          intangibles and organization costs(2)....     2,732         2,732
                     Add back: Step-up depreciation(3).............        92            92
                     Add back: Non-cash compensation
                          expense(4)...............................        --           175
                                                                     --------      --------
                Operating income before acquisitions related
                         and non-recurring adjustments.............  $ 24,874      $ 29,088
                                                                     ========      ========


     The following table expresses the above operating data as a percentage of net sales for the periods indicated.

                                                                     Thirteen Weeks Ended
                                                                     --------------------
                                                                     Proforma
                                                                    May 4,1996   May 3, 1997
                                                                    ----------   -----------
                Net sales........................................        100.0%        100.0%
                Gross profit.....................................         49.2          48.6
                Operating expenses:
                     Catalog and advertising.....................         26.6          25.3
                     Fulfillment.................................          7.2           8.6
                     Support services............................          6.6           6.7
                     Amortization of acquisitions
                          intangibles and organization costs.....          1.0           0.8
                                                                           ---           ---
                Operating income.................................          7.8           7.2
                     Add back: Non-recurring inventory
                          charge(1)..............................           --           0.7
                     Add back: Amortization of acquisitions
                          intangibles and organization costs(2)..          1.0           0.8
                     Add back: Step-up depreciation(3)...........          0.0           0.0
                     Add back: Non-cash compensation
                          expense(4).............................           --           0.1
                                                                           ---           ---
                Operating income before acquisitions related
                         and non-recurring adjustments...........          8.8%          8.8%
                                                                          ====          ====
                                                                                   Notes on page 15

(1) The non-recurring inventory charge resulted from increasing inventory by $4,972,000 for the Chadwick's Acquisition to reflect the fair market value of the inventory at December 9, 1996, the closing date of the Chadwick's Acquisition. The non-recurring inventory charge is being amortized into cost of goods sold over six-months beginning in December 1996.

(2) Represents amortization of goodwill and other intangible assets related to the Brylane Acquisition of $125,450,000 over a 30-year composite life and of organizational costs of $300,000 over five years. Subsequent to October 1, 1995, includes amortization related to the KingSize Acquisition of goodwill of $50,762,000 over a 40-year life, of customer file of $520,000 over an eight-year life, and of a noncompetition agreement of $300,000 over a five-year life. Subsequent to December 9, 1996, includes amortization related to the Chadwick's Acquisition of goodwill of $179,485,000 over a 40-year life, and of customer file of $4,020,000 over a five-year life.

(3) Property and equipment were written up by $2,943,000 at the time of the Brylane Acquisition. This step-up is being depreciated over eight years using the straight-line method.

(4) Represents non-cash compensation expense related to amendments to the Brylane, L.P. 1993 Partnership Unit Option Plan.

THIRTEEN WEEKS ENDED MAY 3, 1997 COMPARED TO THIRTEEN WEEKS ENDED MAY 4, 1996

     NET SALES:

     Net sales as reported for the thirteen weeks ended May 3, 1997 increased to $328.8 million from $150.7 million in the comparable period of fiscal 1996. The increase in net sales came principally from the inclusion of the net sales of the recently acquired Chadwick's of Boston catalog and also from the Company's other catalog titles.

     Net sales on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996, increased 16.3% to $328.8 million from $282.7 million. Such sales gain was due, primarily, to an increase in circulation and an increase in the average order size across all catalogs as compared to the comparable period in fiscal 1996.

     GROSS PROFIT:

     Gross profit for the thirteen weeks ended May 3, 1997 increased to $159.8 million (48.6% of net sales) from $78.0 million (51.8% of net sales) for the same period of fiscal 1996. The lower gross profit as a percent of net sales is due to the inclusion of the Chadwick's catalogs with lower mark-ups on merchandise sold as compared to the Company's other catalog titles and to a non-recurring inventory charge of $2.5 million (0.7% of net sales) relating to the step-up of the value of inventory in connection with the Chadwick's Acquisition.

     Gross profit on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996 and eliminating the effects of the non-recurring inventory charge in the thirteen weeks ended May 3, 1997, increased to $162.2 million (49.3% of net sales) from $139.1 million (49.2% of net sales), primarily due to strong merchandise sourcing strategies.

     CATALOG AND ADVERTISING EXPENSE:

     Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For the thirteen weeks ended May 3, 1997, catalog and advertising expense increased to $83.3 million (25.3% of net sales) from $47.5 million (31.6% of net sales) for the same period of fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of the Chadwick's catalog and its associated catalog and advertising expense and net sales.

      Catalog and advertising expense on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996, decreased on a percent of net sales basis to 25.3% ($83.3 million) in 1997 from 26.6% ($75.1 million) in 1996. This decrease on a percent of net sales basis is primarily due to the renegotiation of certain printing contracts, reduced paper costs and an increase in the sales productivity per catalog.

     Paper prices, which peaked in the Fall of 1995, declined throughout 1996. Assuming that paper prices remain at their current levels, the Company believes that it will experience a decrease in year-over-year paper costs in the second quarter of 1997.

     FULFILLMENT EXPENSE:

     Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense as reported in the thirteen weeks ended May 3, 1997 increased to $28.1 million (8.6% of net sales) from $8.3 million (5.5% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to increased fulfillment costs associated with the acquisition of Chadwick's.

      Fulfillment expense on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996, increased on a percent of net sales basis to 8.6% ($28.1 million) in 1997 from 7.2% ($20.4 million) in 1996. This increase on a percent of net sales basis was primarily due to increased payroll in the distribution center, telemarketing and other areas to ensure a high level of customer service in order to meet increased demand.

     SUPPORT SERVICES EXPENSE:

     Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense as reported for the thirteen weeks ended May 3, 1997 increased to $22.0 million (6.7% of net sales) from $10.5 million (7.0% of net sales) for the same period in fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of Chadwick's and its associated overhead costs and net sales.

     Support services expense on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996, increased as a percent of net sales to 6.7% ($22.0 million) in 1997 from 6.6% ($18.8 million) in 1996. This slight increase in support services expense as a percent of net sales is primarily due to an increase in staffing to support the growth of the business.

     AMORTIZATION EXPENSE:

     Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended May 3, 1997 included $1.1 million related to the Brylane Acquisition, $0.3 million related to the KingSize Acquisition and $1.3 million related to the Chadwick's Acquisition. Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended May 4, 1996 included $1.1 million related to the Brylane Acquisition and $0.3 million related to the KingSize Acquisition.

     OPERATING INCOME:

     Operating income before acquisitions-related and non-recurring adjustments in the thirteen weeks ended May 3, 1997 increased $29.1 million (8.8% of net sales) from $11.8 million (7.8% of net sales) for the same period of fiscal 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising expense as described above, partially offset by the increase in fulfillment expense.

      Operating income on a proforma basis including Chadwick's for the thirteen weeks ended May 4, 1996, increased to $29.1 million (8.8% of net sales) in 1997 from $24.9 million (8.8% of net sales) in 1996.

     INTEREST EXPENSE:

     Interest expense, net, in the thirteen weeks ended May 3, 1997 increased to $7.5 million (2.3% of net sales) from $5.6 million (3.7% of net sales) for the same period of fiscal 1996 due to the increased borrowings of $210 million incurred in connection with the Chadwick's Acquisition, partially offset by slightly lower interest rates on the term loans of the 1996 Bank Credit Facility (as defined below).


     NET INCOME:

     Net income as reported before income taxes and extraordinary charge increased to $16.1 million ($0.51 per share) in the first quarter of 1997 from $4.7 million ($0.35 per share) for the same period of fiscal 1996. The increase in net income is due to the inclusion of the recently acquired Chadwick's catalog.

     Income taxes for the period ended May 3, 1997 were $6.5 million or 40.4% of income before extraordinary charge. Income taxes on supplemental income before extraordinary charge were $5.9 million or 37.0%. The difference between the effective income tax rate as reported and the effective tax rate on supplemental net income relates primarily to the allocation of loss to the Partnership for the periods prior to the Initial Public Offering of Brylane Inc. Common Stock. The difference between the effective tax rate on supplemental net income of 37% and the federal statutory rate of 35% relates primarily to state income taxes, net of federal tax benefit.

     An extraordinary charge of $4.1 million ($0.22 per share), net of tax, was recorded in the thirteen weeks ended May 3, 1997 as a result of the early retirement of the debt under the 1996 Bank Credit Facility. After giving effect to this extraordinary charge, net income increased to $5.5 million ($0.29 per share) in the first quarter of 1997 from $4.7 million ($0.35 per share) for the same period in 1996.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically met its working capital needs, principally building inventory to meet increased sales, and its capital expenditure requirements primarily through funds generated from operations. After the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition, the Company's liquidity requirements have also included servicing the debt incurred to finance these acquisitions.

     Cash flow provided by operating activities increased to $59.3 million for the thirteen weeks ended May 3, 1997, from $15.4 million for the thirteen weeks ended May 4, 1996. This increase was primarily due to an increase in net income, a decrease in merchandise inventory levels and higher merchandise payables on inventory owned by the Company at May 3, 1997, and a decrease in accounts receivable related to the deferred receivables program. The Company's cash balance was $35.0 million at May 3, 1997 compared to $3.3 million at February 1, 1997. The increase in the cash balance from February 1, 1997 to May 3, 1997 was achieved while using $23.6 million for financing activities, which included $22.0 million in debt payments as well as $4.0 million in capital expenditures, as discussed below.

     Capital expenditures were $4.0 million in the thirteen weeks ended May 3, 1997 compared to $0.5 million in the same period in fiscal 1996. The Company's capital expenditures for the remainder of fiscal 1997 are estimated to be $8.5 million, including $1.4 million for a new telemarketing order entry system for Chadwick's, $1.4 million for management information systems, $1.3 million for the Chadwick's fulfillment and return processing centers, and $0.9 million for remodeling the stacker cranes at the Indianapolis fulfillment center. The remaining $3.5 million of capital expenditures in fiscal 1997 will be spent on routine maintenance and upgrades for both of Brylane's catalog fulfillment centers. Brylane plans to fund its capital expenditures for fiscal 1997 using cash generated from operations.

     In connection with the Chadwick's Acquisition, the Partnership entered into a Credit Agreement dated December 9, 1996 among Brylane, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as administrative agent, Merrill Lynch Capital Corporation ("Merrill Lynch"), as documentation agent, and the other lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1996 Bank Credit Facility"), which consisted of (i) a $213.0 million five-year term loan, (ii) a $70.0 million six-year and three-month term loan, and (iii) a $125.0 million five-year revolving credit facility with a $75.0 million sublimit for letters of credit. The proceeds of the term loans of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. In connection with Brylane Inc.'s Initial Public Offering on February 26, 1997, and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, the Company repaid $89.3 million in indebtedness under its 1996 Bank Credit Facility. In addition, the Company made $12.0 million of prepayments on the 1996 Bank Credit Facility during the thirteen weeks ended May 3, 1997.

     On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consists of
(i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"),
(ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "Term Loans"), and
(iii) a $125.0 million four-year nine-month revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit. The proceeds of the Term Loans of the 1997 Bank Credit Facility were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility. The Revolving Credit Facility can be used for letters of credit and general corporate purposes, including working capital needs. The Term Loans require scheduled quarterly principal payments over their terms. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loans and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loans and the Revolving Credit Facility bear interest at one of two rates selected by the Partnership (i) a margin over the higher of (A) Morgan Guaranty's prime rate or (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow ratio. The Tranche A Term Loan currently bears interest at LIBOR plus 1.125% and the Tranche B Term Loan initially bears interest at LIBOR plus 1.625%. (Prior to the refinancing, the term loans under the 1996 Bank Credit Facility bore interest at LIBOR plus 2.0% and LIBOR plus 2.5%, respectively). The Term Loans begin amortizing on August 2, 1997, with aggregate scheduled principal payments of $9.9 million during the remainder of fiscal 1997.

     The Company made $10.0 million of prepayments on the Tranche A Term Loan of the 1997 Bank Credit Facility during the thirteen weeks ended May 3, 1997. As of May 3, 1997, Brylane had no borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $39.5 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $85.5 million.

     Subsequent to May 3, 1997, the Company prepaid an additional $50.0 million on the Tranche A Term Loan of the 1997 Bank Credit Facility. Amounts used by the Company to make such prepayments included the $28.8 million preliminary cash purchase price adjustment received by the Company from TJX on May 16, 1997 (See Note (3) of the Notes to the Unaudited Consolidated Financial Statements) and the remainder came from available funds. As a result of these prepayments, the remaining balance of the Tranche A Term Loan was reduced to $51.7 million and the scheduled principal payments for the remainder of fiscal 1997 have been reduced to approximately $5.4 million.

     In connection with the Brylane Acquisition, the Partnership issued $125.0 million aggregate principal amount of its senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually, and mature in 2003. The 1997 Bank Credit Facility, and the Indenture dated as of August 30, 1993 among Brylane and Brylane Capital Corp., as Issuers, the subsidiaries of Brylane, as Guarantors, and United States Trust Company of New York, as Trustee (as supplemented, the "Indenture") pursuant to which the Senior Subordinated Notes were issued contain covenants (the "Covenants") that, among other things, restrict the Partnership's ability to incur debt, make distributions, incur liens, make capital expenditures and make investments or acquisitions. Brylane's estimated capital expenditures were in compliance with the Covenants.

     In connection with the Chadwick's Acquisition, Brylane, L.P. entered into an Accounts Receivable Purchase Agreement dated as of December 9, 1996 with Alliance Data Systems Corporation ("ADS") (as amended on January 27, 1997, the "Receivables Purchase Agreement") pursuant to which ADS has agreed to purchase from the Company eligible customer accounts receivable generated through Chadwick's deferred billing programs. ADS' commitment to purchase receivables is limited to $100.0 million outstanding at any time. ADS will purchase the receivables on a limited recourse basis at a discount from face value. The Company pays transaction costs including a fee of $.03 per purchased account, and carrying costs equal to, at the Company's election, LIBOR plus 95 basis points or the lesser of (a) a defined prime rate plus 15 basis points and (b) the federal funds rate plus 110 basis points. The receivables purchase facility has a three-year term and is subject to early termination upon occurrence of certain events, including chargebacks and customer default ratios above specified levels or an uncured default by the Partnership under its 1997 Bank Credit Facility.

     While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the 1997 Bank Credit Facility), and planned capital expenditures for the foreseeable future. In addition, the Company will have availability under the Revolving Credit Facility to finance seasonal capital needs.

                          Part II - OTHER INFORMATION
                          ---------------------------

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

    (a)  Exhibits.
         10.1 Credit Agreement dated as of April 30, 1997 (the "Credit Agreement") among
              Brylane, L.P. (the "Partnership"), the Lenders listed on the signature pages thereof, Morgan Guaranty Trust Company of New York ("Morgan
              Guaranty"), as Administrative Agent, and Merrill Lynch Capital Corporation
              ("Merrill Lynch"), as Documentation Agent.

         10.2 Form of Tranche A Term Notes dated April 30, 1997 executed by the
              Partnership in favor of each of the various Lenders which are signatories to the Credit Agreement.

         10.3 Form of Tranche B Notes dated April 30, 1997 executed by the Partnership in favor of each of the various Lenders which are signatories to the Credit
              Agreement.

         10.4 Guarantee Agreement dated as of April 30, 1997 among the Guarantors (as defined therein), and Morgan Guaranty, as Administrative Agent for the
              Lenders and for the Issuing Banks (as defined in the Credit Agreement).

         10.5 Pledge Agreement dated as of April 30, 1997 among the Partnership, the
              Subsidiary Pledgors (as defined therein), and Morgan Guaranty, as Security
              Agent.

         10.6 Security Agreement dated as of April 30, 1997 among the Partnership, the
              Subsidiary Grantors (as defined therein), and Morgan Guaranty, as Security
              Agent.

         10.7 Trademark Collateral Agreement dated as of April 30, 1997 among Lanco,
              Inc., Lernco, Inc., Limited Stores, Inc., Lerner Stores, Inc., Lane Bryant,
              Inc., M&P Distributing Co. and Morgan Guaranty, as Security Agent.


         27.1 Financial Data Schedule

     (b) Reports on Form 8-K.

              There were no reports on Form 8-K filed by Brylane Inc. during the quarter ended May 3, 1997. On February 21, 1997, Brylane, L.P. filed an Amended Current Report on Form 8-K/A (File No. 33-69532) to include the required audited financial statements and unaudited proforma financial statements relating to the Chadwick's Acquisition.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated : June 17, 1997               BRYLANE INC.




                                    By:      /s/ Robert A. Pulciani
                                             ----------------------
                                             Robert A. Pulciani
                                    Executive Vice President, Chief Financial
                                    Officer and Secretary and Treasurer of
                                    Brylane Inc.

                                    (On behalf of the Registrant and as the
                                    principal financial and accounting officer of the Registrant)