Form 10-Q
period 1997-08-02
BRYLANE INC
filed 1997-09-05
CIK 932698

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     The number of shares of the registrant's common stock outstanding as of August 2, 1997 was 19,471,445 shares.

================================================================================

                                 BRYLANE INC.
                                   FORM 10-Q
                        For the Quarterly Period Ended
                                August 2, 1997


                                     INDEX

                                                                           Page
                                                                           ----
Part I.   Financial Information

          Item 1. Financial Statements
               a) Report of Independent Accountants                          3

               b) Consolidated Balance Sheets
                   February 1, 1997 and August 2, 1997 (unaudited)           4

               c) Consolidated Statements of Income (unaudited)
                   Thirteen weeks ended August 3, 1996 and
                   August 2, 1997 and twenty-six weeks ended
                   August 3, 1996 and August 2, 1997                         5

               d) Consolidated Statements of Cash Flows (unaudited)
                   Twenty-six weeks ended August 3, 1996 and
                   August 2, 1997                                            6

               e) Consolidated Statements of Partnership/Stockholder's
                  Equity February 3, 1996, February 1, 1997 and
                  twenty-six weeks ended August 2, 1997 (unaudited)          7

               f) Notes to Unaudited Consolidated Financial Statements       8

          Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          12

Part II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K                          22

Signature                                                                   23

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Brylane Inc.

We have reviewed the accompanying consolidated balance sheet of Brylane Inc. as of August 2, 1997 and the related consolidated statements of income for the thirteen and twenty-six weeks then ended and the consolidated statement of cash flows for the twenty-six weeks then ended. These financial statements are the responsibility of the Company's management.

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


/s/ Coopers & Lybrand L.L.P.

Indianapolis, Indiana
August 20, 1997

PART I - FINANCIAL INFORMATION
- ------------------------------
ITEM 1. - FINANCIAL STATEMENTS
- ------------------------------

                                 BRYLANE INC.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                          February 1,          August 2,
                                                                                             1997                1997
                                                                                          -----------         -----------
                                                                                                              (Unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS:
  Cash and cash equivalents...........................................................    $     3,285         $       --
  Accounts receivable, deferred billing (net).........................................         22,750               7,503
  Accounts receivable, other..........................................................         32,107               9,401
  Inventories.........................................................................        168,821             188,543
  Paper inventory.....................................................................          9,790              18,059
  Catalog costs.......................................................................         31,222              24,676
  Other...............................................................................          6,252               5,252
                                                                                          -----------         -----------

      TOTAL CURRENT ASSETS                                                                    274,227             253,434

Property and equipment, net...........................................................         75,970              76,338

Organization and deferred financing costs.............................................         11,114               3,979

Intangibles and other assets..........................................................        343,243             337,825

Deferred income taxes.................................................................            --               17,551

Deferred offering costs...............................................................            680                 --
                                                                                          -----------         -----------

      TOTAL ASSETS                                                                        $   705,234         $   689,127
                                                                                          ===========         ===========


                            LIABILITIES AND EQUITY
                            ----------------------
CURRENT LIABILITIES:
  Accounts payable....................................................................    $    93,928         $   109,370
  Accrued interest....................................................................          8,612               6,223
  Accrued expenses....................................................................         45,356              41,675
  Income taxes payable................................................................            --                2,364
  Reserve for returns.................................................................         18,603              11,285
  Short-term debt.....................................................................            --               20,000
  Current portion of long-term debt...................................................         26,000               9,028
                                                                                          -----------         -----------

      TOTAL CURRENT LIABILITIES                                                               192,499             199,945

Long-term debt........................................................................        401,362             255,251
Other long-term liabilities...........................................................          6,010               7,390
                                                                                          -----------         -----------

      TOTAL LIABILITIES                                                                       599,871             462,586

Convertible redeemable preferred stock................................................          1,500               1,500

Partnership/stockholders' equity:
  General partner of Brylane, L.P., 2,562,500 units...................................         25,625                 --
  Limited partners of Brylane, L.P., 12,908,945 units at February 1, 1997.............        159,855                 --
  Common stock, $.01 par value 40,000,000 shares authorized;
    19,471,445 shares issued and outstanding..........................................            --                  195
  Additional paid in capital..........................................................            --              290,339
  Reduction for predecessor cost - carryover basis....................................       (152,067)           (152,067)
  Loans to management investors.......................................................         (2,490)             (2,490)
  Retained earnings...................................................................         72,940              89,064
                                                                                          -----------         -----------
        Total partnership/stockholders' equity........................................        103,863             225,041
                                                                                          -----------         -----------

      TOTAL LIABILITIES AND EQUITY                                                        $   705,234         $   689,127
                                                                                          ===========         ===========

  The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                  Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                              -----------------------------       -----------------------------
                                                               August 3,         August 2,         August 3,         August 2,
                                                                 1996              1997              1996              1997
                                                              -----------       -----------       -----------       -----------
Net sales.................................................    $   157,945       $   274,656       $   308,625       $   603,457

  Cost of goods sold......................................         77,236           144,239           149,898           313,286
                                                              -----------       -----------       -----------       -----------

Gross margin..............................................         80,709           130,417           158,727           290,171

Operating expenses:
  Catalog and advertising.................................         41,470            54,540            88,988           137,879
  Fulfillment.............................................         10,106            28,345            18,380            56,415
  Support services........................................         11,157            21,740            21,701            43,750
  Intangibles and organization cost amortization..........          1,409             2,734             2,818             5,466
                                                              -----------       -----------       -----------       -----------
Total operating expenses..................................         64,142           107,359           131,887           243,510
                                                              -----------       -----------       -----------       -----------

Operating income..........................................         16,567            23,058            26,840            46,661

Interest expense, net.....................................          5,235             6,157            10,791            13,685
                                                              -----------       -----------       -----------       -----------

Income before income taxes
  and extraordinary charge................................         11,332            16,901            16,049            32,976

Provision for income taxes................................             28             6,253                57            12,742
                                                              -----------       -----------       -----------       -----------

Income before extraordinary charge........................         11,304            10,648            15,992            20,234

Extraordinary charge related to early
  retirement of debt, net of tax..........................             -                 -                 -              4,110
                                                              -----------       -----------       -----------       -----------

Net income................................................    $    11,304       $    10,648       $    15,992       $    16,124
                                                              ===========       ===========       ===========       ===========


Primary earnings per share:
  Income per share before extraordinary charge............    $      0.84       $      0.53       $      1.19       $      1.04

  Extraordinary charge per share..........................             -                 -                 -               0.21
                                                              -----------       -----------       -----------       -----------

  Net income per share....................................    $      0.84       $      0.53       $      1.19       $      0.83
                                                              ===========       ===========       ===========       ===========

  Weighted average shares outstanding.....................     13,421,003        20,107,351        13,419,588        19,452,313

Supplemental data (Note 7):
  Historical income before provision for
       income taxes and extraordinary charge..............    $    11,332       $    16,901       $    16,049       $    32,976

  Supplemental provision for income taxes.................          4,193             6,253             5,938            12,201
                                                              -----------       -----------       -----------       -----------

  Supplemental income before extraordinary charge.........          7,139            10,648            10,111            20,775

  Extraordinary charge related to early
       retirement of debt, net of tax.....................             -                 -                 -              4,110
                                                              -----------       -----------       -----------       -----------

  Supplemental net income.................................    $     7,139       $    10,648       $    10,111       $    16,665
                                                              ===========       ===========       ===========       ===========

  Supplemental earnings per share.........................    $      0.53       $      0.53       $      0.75       $      0.86
                                                              ===========       ===========       ===========       ===========


  The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                  BRYLANE INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      Twenty-six Weeks Ended
                                                                                    ---------------------------
                                                                                     August 3,       August 2,
                                                                                       1996             1997
                                                                                    ----------      -----------
OPERATING ACTIVITIES:
  Net income.......................................................................  $ 15,992        $  16,124
  Impact of other operating activities on cash flows:
    Depreciation...................................................................     2,148            5,143
    Non-recurring inventory charge.................................................        --            3,315
    Extraordinary charge related to early retirement of debt.......................        --            6,524
    Non-cash compensation expense..................................................        --              349
    Amortization:
      Intangibles and organization costs...........................................     2,818            5,466
      Deferred financing costs (included in interest expense)......................       734              784
      Discount on notes (included in interest expense).............................        48               48
    Changes in operating assets and liabilities:
      Accounts receivable..........................................................       515            9,148
      Inventories..................................................................    (7,858)         (23,037)
      Catalog costs and paper inventory............................................     5,795           (1,723)
      Accounts payable and accrued expenses........................................     4,703           11,347
      Accrued interest.............................................................      (733)          (2,389)
      Income taxes payable.........................................................                      2,364
      Other assets and liabilities.................................................     1,064           (2,728)
                                                                                     --------        ---------

Net cash provided by operating activities..........................................    25,226           30,735
                                                                                     --------        ---------


INVESTING ACTIVITIES:
  Capital expenditures.............................................................    (2,056)          (7,322)
  Purchase price adjustment related to Chadwick's acquistion.......................        --           28,805
                                                                                     --------        ---------

Net cash provided by (used in) investing activities................................    (2,056)          21,483
                                                                                     --------        ---------

FINANCING ACTIVITIES:
  Payments on 1996 and 1997  bank credit facility..................................    (6,748)        (344,793)
  Proceeds from issuance of 1997 Bank Credit Facility..............................        --          181,663
  Borrowings on revolver...........................................................        --           20,000
  Proceeds from initial public offering............................................        --           96,000
  Offering fees and expenses.......................................................        --           (8,170)
  Debt issuance fees and expenses..................................................        --             (203)
  Tax distributions to partners of Brylane, L.P....................................    (4,087)              --
  Proceeds from the sale, net of repurchase, of partnership interests,
    net of management notes........................................................        77               --
                                                                                     --------        ---------

Net cash used in financing activities..............................................   (10,758)         (55,503)
                                                                                     --------        ---------

Cash and cash equivalents, at beginning of year....................................     7,469            3,285
                                                                                     --------        ---------

Cash and cash equivalents, at end of period........................................  $ 19,881        $      --
                                                                                     ========        =========

Supplemental disclosure of cash flow information:

  Interest paid....................................................................  $ 11,049        $  16,848
                                                                                     ========        =========

  Income taxes paid................................................................  $     --        $   7,966
                                                                                     ========        =========

   The accompanying notes are an integral part of the unaudited consolidated financial statements

                                 BRYLANE INC.
          CONSOLIDATED STATEMENTS OF PARTNERSHIP/STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)
       -----------------------------------------------------------------

                                                              General Partner
                                                             Limited Partners              Common Stock         Additional
                                                         -------------------------  --------------------------    Paid in
                                                            Units         Amount       Shares       Amount        Capital
                                                         ------------   ----------  -----------  -------------  ----------
Balance, February 3, 1996..............................   12,902,500     $130,829
   Net income..........................................            -            -
   Sale of units.......................................    2,573,945       51,441
   Repurchase of units.................................       (5,000)         (60)
   Exchange of stock options...........................            -        3,270
   Tax distributions payable to partners...............            -            -
                                                          ----------     --------   ----------   ------------   ---------

Balance, February 1, 1997..............................   15,471,445      185,480
   Net income..........................................            -            -
   Proceeds from Initial Public Offering...............            -            -    4,000,000           $ 40    $ 95,960
   Initial Public Offering expenses....................            -            -            -              -      (8,850)
   Exchange of partnership units for common stock......  (15,471,445)    (185,480)  15,471,445            155     185,325
   Recognition of deferred tax asset...................            -            -            -              -      17,551
   Exchange of stock options...........................            -            -            -              -         353
                                                          ----------     --------   ----------   ------------    --------

Balance August 2, 1997(unaudited)......................            0    $       0   19,471,445           $195    $290,339
                                                          ==========    =========   ==========   ============    ========

                                                          Reduction for
                                                           Predecessor
                                                             Cost -       Loans to
                                                            Carryover    Management   Retained
                                                             Basis       Investors    Earnings        Total
                                                         -------------  -----------  ----------     ----------
Balance, February 3, 1996..............................    $(152,067)     $(2,515)     $50,940       $ 27,187
   Net income..........................................            -            -       26,952         26,952
   Sale of units.......................................            -           25            -         51,466
   Repurchase of units.................................            -            -            -            (60)
   Exchange of stock options...........................            -            -            -          3,270
   Tax distributions payable to partners...............            -            -       (4,952)        (4,952)
                                                           ---------      -------      -------       --------

Balance, February 1, 1997..............................     (152,067)      (2,490)      72,940        103,863
   Net income..........................................            -            -       16,124         16,124
   Proceeds from Initial Public Offering...............            -            -            -         96,000
   Initial Public Offering expenses....................            -            -            -         (8,850)
   Exchange of partnership units for common stock......            -            -            -              -
   Recognition of deferred tax asset...................            -            -            -         17,551
   Exchange of stock options...........................            -            -            -            353
                                                           ---------      -------      -------       --------

Balance August 2, 1997(unaudited)......................    $(152,067)     $(2,490)     $89,064       $225,041
                                                           =========      =======      =======       ========

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

     On February 26, 1997, Brylane Inc. offered 4,000,000 shares of Common Stock to the public through its Initial Public Offering. Brylane Inc. is a registrant pursuant to Section 12 of the Exchange Act and is thereby required to provide continuous financial reporting to its stockholders. As discussed above, Brylane Inc. does not maintain any separate assets, operations or liabilities, except for assets and liabilities related to income taxes, as all activities are conducted within Brylane, L.P. Therefore, the historical balance sheet as of February 1, 1997 and the historical statements of income for the thirteen and twenty-six weeks ended August 3, 1996 and cash flows for the twenty-six weeks ended August 3, 1996 of Brylane, L.P. are included herein for comparative purposes.

    The consolidated financial statements of Brylane Inc. include the accounts of VP Holding Corporation and its wholly-owned subsidiaries, VGP Corporation and VLP Corporation and Brylane, L.P. and its wholly-owned subsidiaries and partnerships, including Brylane Capital Corp., B.L. Management Services, Inc., B.L. Catalog Distribution, Inc., B.L. Management Services Partnership, B.L. Catalog Distribution Partnership, B.N.Y. Service Corp., K.S. Management Services, Inc., C.O.B. Management Services, Inc. and Chadwick's Tradename Sub, Inc. These entities are collectively referred to as Brylane or the Company. The effect of transactions between the consolidated entities has been eliminated. Each of the wholly-owned subsidiaries and partnerships of Brylane, L.P. has guaranteed the 10% Senior Subordinated Notes due 2003 (the "Notes"). Separate financial statements of these subsidiary guarantors have not been included as the subsidiaries guarantee the Notes on a full, unconditional, and joint and several basis. Management believes that the aggregate assets, liabilities, earnings, and equity of the subsidiary guarantors are currently, both on an individual and a combined basis, inconsequential to Brylane on a consolidated basis, and therefore, that information provided in separate financial statements of the subsidiary guarantors is not deemed material to the readers of the financial statements. Financial statements of Brylane, L.P. have been filed with the Securities and Exchange Commission under File Number 33-69532.

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

     Brylane paid to TJX $193.9 million (which is net of a purchase price adjustment of $28.8 million received on May 16, 1997 and is subject to certain further post-closing adjustments) and issued to TJX a $20.0 million Convertible Redeemable Note due 2006. In order to fund a portion of the cash paid in connection with the Chadwick's Acquisition and to repay its existing indebtedness under its 1993 bank credit facility, the Partnership entered into the 1996 Bank Credit Facility. In addition, the Partnership received an aggregate of $51.3 million in new equity from certain affiliates of FS&Co., Leeway & Co., NYNEX and WearGuard.


(4)  LONG-TERM DEBT:

     In connection with the Chadwick's Acquisition, the Partnership entered into a Credit Agreement dated December 9, 1996 among Brylane, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as administrative agent, Merrill Lynch Capital Corporation ("Merrill Lynch"), as documentation agent, and the other lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1996 Bank Credit Facility"). The proceeds of the term loans of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. In connection with Brylane Inc.'s Initial Public Offering on February 26, 1997, and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, the Company repaid $89.3 million in indebtedness under its 1996 Bank Credit Facility. In addition, the Company made $12.0 million of prepayments on the 1996 Bank Credit Facility during the thirteen weeks ended May 3, 1997.

     On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consists of
(i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"),
(ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "Term Loans"), and
(iii) a $125.0 million four-year nine-month revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit. The proceeds of the Term Loans of the 1997 Bank Credit Facility were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility. The Revolving Credit Facility can be used for letters of credit and general corporate purposes, including working capital needs. The Term Loans require scheduled quarterly principal payments over their terms. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loans and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loans and the Revolving Credit Facility bear interest at one of two rates selected by the Partnership (i) a margin over the higher of (A) Morgan Guaranty's prime rate or (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow ratio. The Tranche A Term Loan currently bears interest at LIBOR plus 0.875% and the Tranche B Term Loan currently bears interest at LIBOR plus 1.625%. The Term Loans began amortizing on August 1, 1997, with aggregate scheduled principal payments of $3.6 million during the remainder of fiscal 1997. As a result of this transaction, the Company recorded an extraordinary charge for previously capitalized

                                 BRYLANE INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

fees associated with the 1996 Bank Credit Facility in its consolidated statement of income for the thirteen weeks ended May 3, 1997.

     The Company made $62.1 million of prepayments on the Tranche A Term Loan of the 1997 Bank Credit Facility during the twenty-six weeks ended August 2, 1997. In addition, the Company made $1.8 million of scheduled payments on the Term Loans of the 1997 Bank Credit Facility during the thirteen weeks ended August 2, 1997. As of August 2, 1997, Brylane had $20.0 million of borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $53.2 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $51.8 million.

(5)  NET INCOME PER SHARE:

     Net income per share is computed based upon the weighted average number of outstanding common shares, including the effect of stock options based on the treasury stock method. In accordance with Securities and Exchange Commission rules, options granted in the one year period prior to the filing of the registration statement related to the initial public offering are included as outstanding for all periods presented using the treasury stock method.

(6)  INCOME TAXES:

     Brylane Inc. accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, deferred tax assets and liabilities result from differences between financial reporting and tax basis of assets and liabilities, measured using enacted tax rates and laws in effect when the differences reverse. Upon consummation of the Exchange Transaction, Brylane Inc. recorded a deferred income tax benefit of $17.6 million and during the quarter income tax expense of $6.3 million.

     The deferred tax asset represents the tax effect at current rates of temporary differences associated with the difference between the book and tax basis of the partners in their investment in Brylane, L.P., and represents estimated future tax benefits to Brylane Inc. arising from those assets.

(7)  SUPPLEMENTAL NET INCOME AND EARNINGS PER SHARE:

     Supplemental net income of Brylane Inc. represents the results of operations adjusted to reflect a provision for income tax on historical income before income taxes, which gives effect to the change in the consolidated entities tax status to a C-corporation subsequent to the public sale of its Common Stock. The difference between the proforma income tax rates utilized and the federal statutory rate of 35% relates primarily to state income taxes, net of federal tax benefit.

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

(8)  RECLASSIFICATIONS:

     Certain reclassifications have been made to the consolidated statements of cash flows for the twenty-six weeks ended August 3, 1996 to conform with the financial statement presentation adopted for the fiscal year ending February 1, 1997. Such reclassifications had no effect on previously reported net income.

                                 BRYLANE INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(9)  UNAUDITED INTERIM FINANCIAL STATEMENTS:

     The financial statements as of and for the twenty-six weeks ended August 3, 1996 and August 2, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in Brylane Inc.'s Form 10-K for the fiscal year ended February 1, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature, unless separately disclosed) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations and cash flows for a full fiscal year.

                                  BRYLANE INC.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
RESULTS OF OPERATIONS
- ---------------------

     As a result of the Chadwick's Acquisition and the application of purchase accounting related thereto, the Company's gross margin for the twenty-six weeks ended August 2, 1997 reflects a non-recurring inventory charge of $3.3 million related to the write-up of the Chadwick's inventory. In addition, as a result of the formation of Brylane, L.P. and the related acquisition of the Lane Bryant, Roaman's and Lerner catalog businesses by certain affiliates of FS&Co. and of The Limited (the "Brylane Acquisition"), the acquisition by Brylane of the KingSize catalog division of WearGuard Corporation (the "KingSize Acquisition"), and the Chadwick's Acquisition and the application of purchase accounting related thereto, the results of operations for the twenty-six weeks ended August 2, 1997 reflect amortization of intangible assets related to the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition of $2.1 million, $0.7 million and $2.6 million, respectively.

     The Company's results of operations in the future will continue to reflect the amortization of intangible assets related to the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition of $4.2 million per year, $1.4 million per year and $5.3 million per year, respectively, and step-up depreciation associated with the write-up of certain fixed assets in connection with the Brylane Acquisition of $0.4 million per year. During the thirteen weeks ended August 2, 1997, the Company prepaid $50.0 million on the Tranche A Term Loan of the 1997 Bank Credit Facility (as defined herein). As a result of these prepayments, the Company's interest expense for the remainder of fiscal 1997 should be reduced.

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

RESULTS OF OPERATIONS

     The following tables set forth certain operating data of Brylane Inc. for the periods indicated.

                                                      Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                      ---------------------                ----------------------
                                                      August 3,   August 2,                August 3,   August 2,
                                                        1996        1997                     1996        1997
                                                      ---------   ---------                ---------   ---------
                                                          (in thousands)                       (in thousands)
                                                            (unaudited)                          (unaudited)
Net sales...............................               $157,945    $274,656                 $308,625    $603,457
Gross profit............................                 80,709     130,417                  158,727     290,171
Operating expenses:
     Catalog and advertising............                 41,470      54,540                   88,988     137,879
     Fulfillment........................                 10,106      28,345                   18,380      56,415
     Support services...................                 11,157      21,740                   21,701      43,750
     Amortization of acquisitions
      intangibles and organization
      costs.............................                  1,409       2,734                    2,818       5,466
                                                       --------    --------                 --------    --------
Operating income........................                 16,567      23,058                   26,840      46,661
     Add back: Non-recurring inventory
      charge(1).........................                     --         829                       --       3,315
     Add back: Amortization of
      acquisitions intangibles and
      organization costs(2).............                  1,409       2,734                    2,818       5,466
     Add back: Non-cash compensation
      expense(3)........................                     --         174                       --         349
                                                       --------    --------                 --------    --------
Operating income before acquisitions
 related and non-recurring adjustments..               $ 17,976    $ 26,795                 $ 29,658    $ 55,791
                                                       ========    ========                 ========    ========

     The following table sets forth certain operating data of Brylane Inc. expressed as a percentage of net sales for the period indicated.

                                                      Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                      ---------------------                ----------------------
                                                      August 3,   August 2,                August 3,   August 2,
                                                        1996        1997                     1996        1997
                                                      ---------   ---------                ---------   ---------
Net sales...............................                  100.0%      100.0%                   100.0%      100.0%
Gross profit............................                   51.1        47.5                     51.4        48.1
Operating expenses:
     Catalog and advertising............                   26.3        19.9                     28.8        22.9
     Fulfillment........................                    6.4        10.3                      6.0         9.4
     Support services...................                    7.1         7.9                      7.0         7.2
     Amortization of acquisitions
      intangibles and organization
      costs.............................                    0.9         1.0                      0.9         0.9
                                                          -----       -----                    -----       -----
Operating income........................                   10.4         8.4                      8.7         7.7
     Add back: Non-recurring inventory
      charge(1).........................                     --         0.3                       --         0.5
     Add back: Amortization of
      acquisitions intangibles and
      organization costs(2).............                    0.9         1.0                      0.9         0.9
     Add back: Non-cash compensation
      expense(3)........................                     --         0.1                       --         0.1
                                                          -----       -----                    -----       -----
Operating income before acquisitions
 related and non-recurring adjustments..                   11.3%        9.8%                     9.6%        9.2%
                                                          =====       =====                    =====       =====

                                                                Notes on page 15

     The following table sets forth certain historical operating data of Brylane and Chadwick's on an unaudited combined basis for the thirteen and twenty-six weeks ended August 3, 1996 to include net sales, cost of sales and operating expenses for Chadwick's as if the Chadwick's Acquisition had occurred on February 4, 1996 (the first day of fiscal 1996). The unaudited combined information is included for comparative purposes only and is not meant to be indicative of what the consolidated statements of operations data would have been had the transaction occurred at February 4, 1996.

                                                      Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                      ---------------------                ----------------------
                                                      Combined                             Combined
                                                      August 3,   August 2,                August 3,   August 2,
                                                        1996        1997                     1996        1997
                                                      ---------   ---------                ---------   ---------
                                                          (in thousands)                       (in thousands)
                                                            (unaudited)                          (unaudited)
Net sales...............................               $250,850    $274,656                 $533,526    $603,457
Gross profit............................                121,272     130,417                  260,357     290,171
Operating expenses:
     Catalog and advertising............                 59,733      54,540                  134,866     137,879
     Fulfillment........................                 22,854      28,345                   43,232      56,415
     Support services...................                 19,134      21,740                   37,926      43,750
     Amortization of acquisitions
      intangibles and organization
      costs.............................                  2,732       2,734                    5,464       5,466
                                                       --------    --------                 --------    --------
Operating income........................                 16,819      23,058                   38,869      46,661
     Add back: Non-recurring inventory
      charge(1).........................                     --         829                       --       3,315
     Add back: Amortization of
      acquisitions intangibles and
      organization costs(2).............                  2,732       2,734                    5,464       5,466
     Add back: Non-cash compensation
      expense(3)........................                     --         174                       --         349
                                                       --------    --------                 --------    --------
Operating income before acquisitions
 related and non-recurring adjustments..               $ 19,551    $ 26,795                 $ 44,333    $ 55,791
                                                       ========    ========                 ========    ========


     The following table expresses the above operating data as a percentage of net sales for the periods indicated.

                                                      Thirteen Weeks Ended                 Twenty-Six Weeks Ended
                                                      ---------------------                ----------------------
                                                      Combined                             Combined
                                                      August 3,   August 2,                August 3,   August 2,
                                                        1996        1997                     1996        1997
                                                      ---------   ---------                ---------   ---------
Net sales...............................                  100.0%      100.0%                   100.0%      100.0%
Gross profit............................                   48.3        47.5                     48.8        48.1
Operating expenses:
     Catalog and advertising............                   23.8        19.9                     25.3        22.9
     Fulfillment........................                    9.1        10.3                      8.1         9.4
     Support services...................                    7.6         7.9                      7.1         7.2
     Amortization of acquisitions
      intangibles and organization
      costs.............................                    1.1         1.0                      1.0         0.9
                                                          -----       -----                    -----       -----
Operating income........................                    6.7         8.4                      7.3         7.7
     Add back: Non-recurring inventory
      charge(1).........................                     --         0.3                       --         0.5
     Add back: Amortization of
      acquisitions intangibles and
      organization costs(2).............                    1.1         1.0                      1.0         0.9
     Add back: Non-cash compensation
      expense(3)........................                     --         0.1                       --         0.1
                                                          -----       -----                    -----       -----
Operating income before acquisitions
 related and non-recurring adjustments..                    7.8%        9.8%                     8.3%        9.2%
                                                          =====       =====                    =====       =====

                                                                Notes on page 15

(1) The non-recurring inventory charge resulted from increasing inventory by $4,972,000 for the Chadwick's Acquisition to reflect the fair market value of the inventory at December 9, 1996, the closing date of the Chadwick's Acquisition. The increase in inventory value related to the Chadwick's Acquisition was amortized into cost of goods sold in the amount of $1,657,000 in fiscal 1996 and $2,486,000 and $829,000 in the thirteen weeks ended May 3, 1997 and August 2, 1997, respectively.

(2) Represents amortization of goodwill and other intangible assets related to the Brylane Acquisition of $125,450,000 over a 30-year composite life and of organizational costs of $300,000 over five years and subsequent to October 1, 1995, includes amortization related to the KingSize Acquisition of goodwill of $50,762,000 over a 40-year life, of customer file of $520,000 over an eight-year life, and of a noncompetition agreement of $300,000 over a five-year life. Subsequent to December 9, 1996, includes amortization related to the Chadwick's Acquisition of goodwill of $179,485,000 over a 40-year life, and of customer file of $4,020,000 over a five-year life.

(3) Represents non-cash compensation expense related to amendments to options granted under the Brylane, L.P. 1993 Partnership Unit Option Plan.

THIRTEEN WEEKS ENDED AUGUST 2, 1997 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 3, 1996

     NET SALES:

     Net sales as reported for the thirteen weeks ended August 2, 1997 increased to $274.7 million from $157.9 million in the comparable period of fiscal 1996. The increase in net sales came principally from the inclusion of the net sales of the recently acquired Chadwick's of Boston catalog and also from the Company's other catalog titles.

     Net sales on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996, increased 9.5% to $274.7 million from $250.9 million. Such sales gain was due to an increase in the average order size across all catalogs as well as a slight increase in circulation as compared to the comparable period in fiscal 1996.

     GROSS PROFIT:

     Gross profit for the thirteen weeks ended August 2, 1997 increased to $130.4 million (47.5% of net sales) from $80.7 million (51.1% of net sales) for the same period of fiscal 1996. The lower gross profit margin as a percent of net sales is due to the inclusion of the Chadwick's catalogs with lower initial mark-ups on merchandise sold as compared to the Company's other catalog titles and to a non-recurring inventory charge of $0.8 million (0.3% of net sales) relating to the step-up of the value of inventory in connection with the Chadwick's Acquisition.

     Gross profit on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996 and eliminating the effects of the non-recurring inventory charge in the thirteen weeks ended August 2, 1997, increased to $131.2 million (47.8% of net sales) from $121.3 million (48.3% of net sales). The gross profit margin as a percent of net sales decreased 0.5 percentage points due to higher planned markdowns and a change in the mailing date of a Fall catalog. The catalog was previously mailed in July last year and was moved to August this year and has sales with higher gross profit margins.

     CATALOG AND ADVERTISING EXPENSE:

     Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For the thirteen weeks ended August 2, 1997, catalog and advertising expense increased to $54.5 million (19.9% of net sales) from $41.5 million (26.3% of net sales) for the same period of fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of the Chadwick's catalog and its associated catalog and advertising expense and net sales.

     Catalog and advertising expense on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996, decreased on a percent of net sales basis to 19.9% ($54.5 million) in 1997 from 23.8% ($59.7 million) in 1996. This decrease on a percent of net sales basis is primarily due to the renegotiation of certain printing contracts, reduced paper costs and an increase in the sales productivity per catalog.

     FULFILLMENT EXPENSE:

     Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense as reported in the thirteen weeks ended August 2, 1997 increased to $28.3 million (10.3% of net sales) from $10.1 million (6.4% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to increased fulfillment costs associated with the acquisition of Chadwick's.

     Fulfillment expense on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996, increased on a percent of net sales basis to 10.3% ($28.3 million) in 1997 from 9.1% ($22.9 million) in 1996. This increase on a percent of net sales basis was primarily due to increased payroll in the distribution center, telemarketing and other areas to meet increased customer demand and to ensure a high level of customer service.

     SUPPORT SERVICES EXPENSE:

     Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense as reported for the thirteen weeks ended August 2, 1997 increased to $21.7 million (7.9% of net sales) from $11.2 million (7.1% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to the inclusion of Chadwick's and its associated overhead costs and net sales.

     Support services expense on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996, increased as a percent of net sales to 7.9% ($21.7 million) in 1997 from 7.6% ($19.1 million) in 1996. This increase in support services expense as a percent of net sales is primarily due to an increase in incentive compensation due to the strong performance of the business during the Spring selling season and an increase in staffing to support the growth of the business.

     AMORTIZATION EXPENSE:

     Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended August 2, 1997 included $1.1 million related to the Brylane Acquisition, $0.3 million related to the KingSize Acquisition and $1.3 million related to the Chadwick's Acquisition. Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended August 3, 1996 included $1.1 million related to the Brylane Acquisition and $0.3 million related to the KingSize Acquisition.

     OPERATING INCOME:

     Operating income before acquisitions-related and non-recurring adjustments for the thirteen weeks ended August 2, 1997 increased to $26.8 million (9.8% of net sales) from $18.0 million (11.3% of net sales) for the same period of fiscal 1996. As a percent of net sales, operating income decreased primarily as a result of the increase in fulfillment and support services expense partially offset by the decrease in catalog and advertising expense, as described above.

     Operating income on a combined basis including Chadwick's for the thirteen weeks ended August 3, 1996, increased to $26.8 million (9.8% of net sales) in 1997 from $19.6 million (7.8% of net sales) in 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising expense, partially offset by the increase in fulfillment and support services expense, as discussed above.

INTEREST EXPENSE:

     Interest expense, net, in the thirteen weeks ended August 2, 1997 increased to $6.2 million (2.2% of net sales) from $5.2 million (3.3% of net sales) for the same period of fiscal 1996 due to the increased borrowings of $210.0 million incurred in connection with the Chadwick's Acquisition, offset by the prepayment of debt from the proceeds of the Initial Public Offering and other prepayments on the 1997 Bank Credit Facility and lower interest rates on the term loans of the 1997 Bank Credit Facility (as defined below).

     INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE:

     Income as reported before income taxes and extraordinary charge increased to $16.9 million ($0.84 per share) for the thirteen weeks ended August 2, 1997 from $11.3 million ($0.84 per share) for the same period of fiscal 1996. This increase was due to the inclusion of Chadwick's.

     INCOME TAXES:

     Income taxes for the thirteen weeks ended August 2, 1997 were $6.3 million or 37.0% of income before extraordinary charge. The difference between the effective tax rate on supplemental net income of 37% and the federal statutory rate of 35% relates primarily to state income taxes, net of federal tax benefit.

     NET INCOME:

     Net income decreased to $10.6 million ($0.53 per share) for the thirteen weeks ended August 2, 1997 from $11.3 million ($0.84 per share) for the same period of fiscal 1996. The decrease in net income is due to the recognition of income tax expense related to the change in tax status from a partnership to a corporation on February 26, 1997, the closing date of the Initial Public Offering.

     TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

     NET SALES:

     Net sales as reported for the twenty-six weeks ended August 2,1997 increased to $603.5 million from $308.6 million in the comparable period of fiscal 1996. The increase in net sales came principally from the inclusion of the net sales of the recently acquired Chadwick's of Boston catalog and also from the Company's other catalog titles.

     Net sales on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996, increased 13.1% to $603.5 million from $533.5 million. Such sales gain was due, primarily, to an increase in circulation and in an increase in the average order size across all catalogs as compared to the comparable period in fiscal 1996.

     GROSS PROFIT:

     Gross profit for the twenty-six weeks ended August 2, 1997 increased to $290.2 million (48.1% of net sales) from $158.7 million (51.4% of net sales) for the same period of fiscal 1996. The lower gross profit margin as a percent of net sales is due to the inclusion of the Chadwick's catalogs with lower initial mark-ups on merchandise sold as compared to the Company's other catalog titles and to a non-recurring inventory charge of $3.3 million (0.5% of net sales) relating to the step-up of the value of inventory in connection with the Chadwick's Acquisition.

     Gross profit on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996 and eliminating the effects of the non-recurring inventory charge in the twenty-six weeks ended August 2, 1997, increased to $293.5 million (48.6% of net sales) from $260.4 million (48.8% of net sales). The gross profit margin as a percent of net sales decreased 0.2 percentage points due to higher planned markdowns and a change in the mailing date of a Fall catalog. The catalog was previously mailed in July last year and was moved to August this year and has sales with higher gross profit margins.

     CATALOG AND ADVERTISING EXPENSE:

     For the twenty-six weeks ended August 2, 1997, catalog and advertising expense increased to $137.9 million (22.9% of net sales) from $89.0 million (28.8% of net sales) for the same period of fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of the Chadwick's catalog and its associated catalog and advertising expense and net sales.

     Catalog and advertising expense on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996, decreased on a percent of net sales basis to 22.9% ($137.9 million) in 1997 from 25.3% ($134.9 million) in 1996. This decrease on a percent of net sales basis is primarily due to the renegotiation of certain printing contracts, reduced paper costs and an increase in the sales productivity per catalog.

     FULFILLMENT EXPENSE:

     Fulfillment expense as reported in the twenty-six weeks ended August 2, 1997 increased to $ 56.4 million (9.4% of net sales) from $18.4 million (6.0% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to increased fulfillment costs associated with the acquisition of Chadwick's.

     Fulfillment expense on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996, increased on a percent of net sales basis to 9.4% ($56.4 million) in 1997 from 8.1% ($43.2 million) in 1996. This increase on a percent of net sales basis was primarily due to increased payroll in the distribution center, telemarketing and other areas to meet increased customer demand and to ensure a high level of customer service.

     SUPPORT SERVICES EXPENSE:

     Support services expense as reported for the twenty-six weeks ended August 2, 1997 increased to $43.8 million (7.2% of net sales) from $21.7 million (7.0% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to the inclusion of Chadwick's and its associated overhead costs and net sales.

     Support services expense on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996, increased as a percent of net sales to 7.2% ($43.8 million) in 1997 from 7.1% ($37.9 million) in 1996. This slight increase in support services expense as a percent of net sales is primarily due to an increase in incentive compensation due to the strong performance of the business during the Spring selling season and an increase in staffing to support the growth of the business.

     AMORTIZATION EXPENSE:

     Acquisition related intangibles and organization cost amortization expense in the twenty-six weeks ended August 2, 1997 included $2.1 million related to the Brylane Acquisition, $0.7 million related to the KingSize Acquisition and $2.6 million related to the Chadwick's Acquisition. Acquisition related intangibles and organization cost amortization expense in the twenty-six weeks ended August 3, 1996 included $2.1 million related to the Brylane Acquisition and $0.7 million related to the KingSize Acquisition.

     OPERATING INCOME:

     Operating income before acquisitions-related and non-recurring adjustments in the twenty-six weeks ended August 2, 1997 increased to $55.8 million (9.2% of net sales) from $29.7 million (9.6% of net sales) for the same period of fiscal 1996. As a percent of net sales, operating income decreased primarily as a result of the increase in fulfillment and support service expenses partially offset by the decrease in catalog and advertising expense, as described above.

     Operating income on a combined basis including Chadwick's for the twenty-six weeks ended August 3, 1996, increased to $55.8 million (9.2% of net sales) in 1997 from $44.3 million (8.3% of net sales) in 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising expense, partially offset by the increase in fulfillment and support service expenses, as described above.

     INTEREST EXPENSE:

     Interest expense, net, in the twenty-six weeks ended August 2, 1997 increased to $13.7 million (2.3% of net sales) from $10.8 million (3.5% of net sales) for the same period of fiscal 1996 due to the increased borrowings of $210.0 million incurred in connection with the Chadwick's Acquisition, offset by the prepayment of debt from the proceeds of the Initial Public Offering and other prepayments on the 1997 Bank Credit Facility and lower interest rates on the term loans of the 1997 Bank Credit Facility (as defined below).

     INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE:

     Income as reported before income taxes and extraordinary charge increased to $33.0 million ($1.70 per share) for the twenty-six weeks ended August 2, 1997 from $16.0 million ($1.20 per share) for the same period of fiscal 1996. This increase was due to the inclusion of Chadwick's.

     INCOME TAXES:

     Income taxes for the twenty-six weeks ended August 2, 1997 were $12.7 million or 38.5% of income before extraordinary charge. Income taxes on supplemental income before extraordinary charge were $12.2 million or 37.0%. The difference between the effective income tax rate as reported and the effective tax rate on supplemental net income relates primarily to the allocation of loss to the Partnership for the period prior to the Initial Public Offering. The difference between the effective tax rate on supplemental net income of 37% and the federal statutory rate of 35% relates primarily to state income taxes, net of federal tax benefit.

     EXTRAORDINARY CHARGE:

     An extraordinary charge of $4.1 million ($0.21 per share), net of tax, was recorded in the twenty-six weeks ended August 2, 1997 as a result of the early retirement of the debt under the 1996 Bank Credit Facility.

     NET INCOME:

     After giving effect to the extraordinary charge, net income increased to $16.1 million ($0.83 per share) for the twenty-six weeks ended August 2, 1997 from $16.0 million ($1.19 per share) for the comparable period of fiscal 1996.

     LIQUIDITY AND CAPITAL RESOURCES:

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

     Cash flow provided by operating activities increased to $30.7 million for the twenty-six weeks ended August 2, 1997, from $25.2 million for the twenty-six weeks ended August 3, 1996. This increase was due to an increase in net income, before non-cash related expenses, of $37.8 million for the twenty-six weeks ended August 2, 1997 compared to $21.7 million in the twenty-six weeks ended August 3, 1996. The Company used all its available cash during the twenty-six weeks ended August 2, 1997 to reduce bank debt by $73.9 million, which included prepayments of $10.0 million on the 1996 Bank Credit Facility and $62.1 on the 1997 Bank Credit Facility, and spent $7.3 million for capital expenditures, as discussed below. In addition, in July 1997 the Company borrowed $20.0 million on its Revolving Credit Facility in order to satisfy its short-term working capital needs.

     Capital expenditures were $7.3 million in the twenty-six weeks ended August 2, 1997 compared to $2.1 million in the same period in fiscal 1996. The increase is primarily due to the capital expenditures related to Chadwick's which was acquired in December 1996. The Company's capital expenditures for the remainder of fiscal 1997 are estimated to be $5.2 million. Brylane plans to fund its capital expenditures for fiscal 1997 using cash generated from operations.

     In connection with the Chadwick's Acquisition, the Partnership entered into a Credit Agreement dated December 9, 1996 among Brylane, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as administrative agent, Merrill Lynch Capital Corporation ("Merrill Lynch"), as documentation agent, and the other lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1996 Bank Credit Facility"). The proceeds of the term loans of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. In connection with Brylane Inc.'s Initial Public Offering on February 26, 1997, and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, the Company repaid $89.3 million in indebtedness under its 1996 Bank Credit Facility. In addition, the Company made $12.0 million of prepayments on the 1996 Bank Credit Facility during the thirteen weeks ended May 3, 1997.

     On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consists of
(i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"),
(ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "Term Loans"), and
(iii) a $125.0 million four-year nine-month revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit. The proceeds of the Term Loans of the 1997 Bank Credit Facility were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility. The Revolving Credit Facility can be used for letters of credit and general corporate purposes, including working capital needs. The Term Loans require scheduled quarterly principal payments over their terms. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loans and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loans and the Revolving Credit Facility bear interest at one of two rates selected by the Partnership (i) a margin over the higher of (A) Morgan Guaranty's prime rate or (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow ratio. The Tranche A Term Loan currently bears interest at LIBOR plus 0.875% and the Tranche B Term Loan initially bears interest at LIBOR plus 1.625%. The Term Loans began amortizing on August 1, 1997, with aggregate scheduled principal payments of $3.6 million during the remainder of fiscal 1997.

     The Company prepaid $62.1 million on the Tranche A Term Loan of the 1997 Bank Credit Facility during the twenty-six weeks ended August 2, 1997. In addition, the Company made $1.8 million of scheduled payments on the Term Loans of the 1997 Bank Credit Facility during the thirteen weeks ended August 2, 1997. As of August 2, 1997, Brylane had $20.0 million of borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $53.2 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $51.8 million.

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

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
- ------------------------------------------


     (a)  Exhibits.


          27.1   Financial Data Schedule


     (b)  Reports on Form 8-K.

                 There were no reports on Form 8-K filed by Brylane Inc. during the quarter ended August 2, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: September 5, 1997                BRYLANE INC.




                                        By:   /s/ Robert A. Pulciani
                                              ---------------------------------
                                                  Robert A. Pulciani

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