Form 10-Q
period 1997-11-01
BRYLANE INC
filed 1997-12-04
CIK 932698

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997

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

   The number of shares of the registrant's common stock outstanding as of November 1, 1997 was 17,354,648 shares.


================================================================================

                                 BRYLANE INC.
                                   FORM 10-Q
                         For the Quarterly Period Ended
                                November 1, 1997


                                            INDEX                                                      Page
                                                                                                       ----
Part I. Financial Information

       Item 1. Financial Statements
          a) Report of Independent Accountants                                                           3

          b) Consolidated Balance Sheets
                February 1, 1997 and November 1, 1997 (unaudited)                                        4

          c) Consolidated Statements of Income (unaudited)
                Thirteen weeks ended November 2, 1996 and November 1, 1997 and
                thirty-nine weeks ended November 2, 1996 and November 1, 1997                            5

          d) Consolidated Statements of Cash Flows (unaudited)
                Thirty-nine weeks ended November 2, 1996 and November 1, 1997                            6

          e) Consolidated Statements of Partnership/Stockholder's Equity
                February 3, 1996, February 1, 1997 and thirty-nine weeks
                ended November 1, 1997 (unaudited)                                                       7

          f) Notes to Unaudited Consolidated Financial Statements                                        8

     Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                         12

Part II. Other Information

       Item 6. Exhibits and Reports on Form 8-K                                                         22
           a) Exhibit 11. Computation Re Per Share Earnings
                Thirteen weeks ended November 2, 1996 and November 1, 1997 and
                thirty-nine weeks ended November 2, 1996 and November 1, 1997                           23

Signature                                                                                               24

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Brylane Inc.

We have reviewed the accompanying consolidated balance sheet of Brylane Inc. as of November 1, 1997 and the related consolidated statements of income for the thirteen and thirty-nine weeks then ended and the consolidated statement of cash flows for the thirty-nine weeks then ended. These financial statements are the responsibility of the Company's management.

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

Indianapolis, Indiana
November 17, 1997

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1. - FINANCIAL STATEMENTS
------------------------------

                                 BRYLANE INC.
                          CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                  February 1,            November 1,
                                                                                     1997                   1997
                                                                                  -----------            ----------
                                                                                                         (Unaudited)
                ASSETS
                ------
CURRENT ASSETS:
  Cash and cash equivalents...................................................      $  3,285               $ 21,852
  Accounts receivable, deferred billing (net of allowance for doubtful
   accounts of $1,975 and $3,071, respectively)...............................        22,750                 31,208
  Accounts receivable, other..................................................        32,107                  8,592
  Inventories.................................................................       168,821                208,301
  Paper inventory.............................................................         9,790                 18,470
  Catalog costs...............................................................        31,222                 43,381
  Other.......................................................................      $  6,252               $  5,286
                                                                                    --------               --------
       TOTAL CURRENT ASSETS                                                          274,227                337,090

Property and equipment, net...................................................        75,970                 76,478

Organization and deferred financing costs.....................................        11,114                  4,974

Intangibles and other assets..................................................       343,243                331,393

Deferred income taxes.........................................................            --                 17,551

Deferred offering costs.......................................................           680                     --
                                                                                    --------               --------
       TOTAL ASSETS                                                                 $705,234               $767,486
                                                                                    ========               ========

        LIABILITIES AND EQUITY
        ----------------------
CURRENT LIABILITIES:
  Accounts payable............................................................      $ 93,928               $149,492
  Accrued interest............................................................         8,612                  2,735
  Accrued expenses............................................................        45,356                 65,428
  Income taxes payable........................................................            --                  5,915
  Reserve for returns.........................................................        18,603                 26,268
  Short term debt.............................................................            --                 20,000
  Current portion of long-term debt...........................................        26,000                  7,500
                                                                                    --------               --------
        TOTAL CURRENT LIABILITIES                                                    192,499                277,338

Long-term debt................................................................       401,362                342,229
Other long-term liabilities...................................................         6,010                  8,336
                                                                                    --------               --------
        TOTAL LIABILITIES                                                            599,871                627,903

Convertible redeemable preferred stock........................................         1,500                  1,500

Partnership/stockholders' equity:
  General partner of Brylane, L.P., 2,562,500 units...........................        25,625                     --
  Limited partners of Brylane, L.P., 12,908,945 units at February 1, 1997.....       159,855                     --
  Common stock, $.01 par value 40,000,000 shares authorized;
   19,854,648 shares issued and 17,354,648 shares outstanding.................            --                    199
  Treasury stock, at cost, 0 and 2,500,000 shares, respectively...............            --               (115,000)
  Additional paid in capital..................................................            --                300,564
  Reduction for predecessor cost-carryover basis..............................      (152,067)              (152,067)
  Loans to management investors...............................................        (2,490)                (1,525)
  Retained earnings...........................................................        72,940                105,912
                                                                                    --------               --------
       Total partnership/stockholders' equity.................................       103,863                138,083
                                                                                    --------               --------
       TOTAL LIABILITIES AND EQUITY                                                 $705,234               $767,486
                                                                                    ========               ========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)
                                  (UNAUDITED)


                                                          Thirteen Weeks Ended                          Thirty-nine Weeks Ended
                                                    ---------------------------------              --------------------------------
                                                      November 2,         November 1,               November 2,       November 1,
                                                         1996                1997                      1996              1997
                                                    --------------      -------------              -------------      -------------
Net sales........................................   $      158,384      $     365,454              $     467,009      $     968,911

  Cost of goods sold.............................           75,810            185,536                    225,708            498,822
                                                    --------------      -------------              -------------      -------------
Gross margin.....................................           82,574            179,918                    241,301            470,089

Operating expenses:
  Catalog and advertising........................           46,402             90,118                    135,390            227,997
  Fulfillment....................................           10,677             31,193                     29,057             87,608
  Support services...............................           11,294             22,753                     32,995             66,503
  Intangibles and organization cost amortization.            1,411              2,684                      4,229              8,150
                                                    --------------      -------------              -------------      -------------
Total operating expenses.........................           69,784            146,748                    201,671            390,258
                                                    --------------      -------------              -------------      -------------
Operating income.................................           12,790             33,170                     39,630             79,831

Interest expense, net............................            5,409              6,427                     16,200             20,112
                                                    --------------      -------------              -------------      -------------
Income before income taxes
  and extraordinary charge.......................            7,381             26,743                     23,430             59,719

Provision for income taxes.......................               68              9,895                        125             22,637
                                                    --------------      -------------              -------------      -------------
Income before extraordinary charge...............            7,313             16,848                     23,305             37,082

Extraordinary charge related to early
  retirement of debt, net of tax.................           -                  -                          -                   4,110
                                                    --------------      -------------              -------------      -------------
Net income.......................................   $        7,313      $      16,848              $      23,305      $      32,972
                                                    ==============      =============              =============      =============

Primary earnings per share:
  Income per share before extraordinary charge...   $         0.54      $        0.84              $        1.74      $        1.89

  Extraordinary charge per share.................            -                  -                          -                   0.21
                                                    --------------      -------------              -------------      -------------
  Net income per share...........................   $         0.54      $        0.84              $        1.74      $        1.68
                                                    ==============      =============              =============      =============
  Weighted average shares outstanding............       13,421,003         20,001,027                 13,420,060         19,659,380

Supplemental data (Note 7):
  Historical income before provision for
     income taxes and extraordinary charge.......   $        7,381      $      26,743              $      23,430      $      59,719

  Supplemental provision for income taxes........            2,731              9,895                      8,669             22,096
                                                    --------------      -------------              -------------      -------------
  Supplemental income before extraordinary charge            4,650             16,848                     14,761             37,623

  Extraordinary charge related to early
     retirement of debt, net of tax..............            -                 -                          -                   4,110
                                                    --------------      -------------              -------------      -------------
  Supplemental net income........................   $        4,650      $      16,848              $      14,761      $      33,513
                                                    ==============      =============              =============      =============
  Supplemental earnings per share................   $         0.35      $        0.84              $        1.10      $        1.70
                                                    ==============      =============              =============      =============

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                  BRYLANE INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   Thirty-nine Weeks Ended
                                                                               -------------------------------
                                                                                November 2,        November 1,
                                                                                   1996                1997
                                                                               ------------       ------------
OPERATING ACTIVITIES:
  Net income..................................................................     $ 23,305         $  32,972
  Impact of other operating activities on cash flows:
    Depreciation..............................................................        3,046             7,617
    Non-recurring inventory charge............................................           --             3,315
    Extraordinary charge related to early retirement of debt..................           --             6,524
    Non-cash compensation expense.............................................           --               523
    Amortization:
      Intangibles and organization costs......................................        4,229             8,150
      Deferred financing costs (included in interest expense).................        1,102               965
      Discount on notes (included in interest expense)........................           73                72
    Changes in operating assets and liabilities:
      Accounts receivable.....................................................       (5,735)          (13,747)
      Inventories.............................................................      (16,660)          (42,795)
      Catalog costs and paper inventory.......................................        1,176           (20,839)
      Accounts payable and accrued expenses...................................       16,605            75,636
      Accrued interest........................................................       (3,889)           (5,877)
      Income taxes payable....................................................           --             5,915
      Other assets and liabilities............................................        1,104            12,816
                                                                                    -------          --------
Net cash provided by operating activities.....................................       24,356            71,247
                                                                                    -------          --------
INVESTING ACTIVITIES:
  Capital expenditures........................................................       (3,159)          (10,319)
  Purchase price adjustment related to Chadwick's acquisition.................           --            32,888
                                                                                    -------          --------
Net cash provided by (used in) investing activities...........................       (3,159)           22,569
                                                                                    -------          --------
FINANCING ACTIVITIES:
  Payments on 1996 and 1997 bank credit facilities............................      (10,121)         (514,662)
  Proceeds from issuance of 1997 Bank Credit Facilities.......................           --           416,663
  Borrowings on revolver......................................................           --            50,000
  Proceeds from initial public offering.......................................           --            96,000
  Offering fees and expenses..................................................           --            (8,170)
  Debt issuance fees and expenses.............................................           --            (1,394)
  Tax distributions to partners of Brylane, L.P. .............................       (7,963)               --
  Proceeds from the sale, net of repurchase, or partnership interests,
    net of management notes...................................................           77                --
  Proceeds received from the repayment of management notes....................           --               965
  Proceeds received from the exercise of stock options........................           --               349
  Purchase of treasury stock..................................................           --          (115,000)
                                                                                    -------          --------
Net cash used in financing activities.........................................      (18,007)          (75,249)
                                                                                    -------          --------
Cash and cash equivalents, at beginning of year...............................        7,469             3,285
                                                                                    -------          --------
Cash and cash equivalents, at end of period...................................     $ 10,659         $  21,852
                                                                                    =======          ========
Supplemental disclosure of cash flow information:

  Interest paid...............................................................     $ 19,285         $  26,807
                                                                                    =======          ========
  Income taxes paid...........................................................     $     --         $  14,310
                                                                                    =======          ========
  Conversion of note into shares of common stock..............................     $     --         $   9,705
                                                                                    =======          ========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE INC.
          CONSOLIDATED STATEMENTS OF PARTNERSHIP/STOCKHOLDERS' EQUITY
                            (DOLLARS IN THOUSANDS)
          -----------------------------------------------------------

                                                        General Partner
                                                       Limited Partners                  Common Stock                   Additional
                                                    -----------------------         ------------------------              Paid in
                                                       Units       Amount              Shares        Amount               Capital
                                                    ----------   ----------         -----------   ----------            ----------
Balance, February 3, 1996........................   12,902,500     $130,829
  Net income.....................................            -            -
  Sale of units..................................    2,573,945       51,441
  Repurchase of units............................       (5,000)         (60)
  Exchange of stock options......................            -        3,270
  Tax distributions payable to partners..........            -            -
                                                    ----------   ----------         ----------   ----------             ----------
Balance, February 1, 1997........................   15,471,445      185,480
  Net income.....................................            -            -
  Proceeds from Initial Public Offering..........            -            -          4,000,000          $40                $95,960
  Initial Public Offering expenses...............            -            -                  -            -                 (8,850)
  Exchange of partnership units for common stock.  (15,471,445)    (185,480)        15,471,445          155                185,325
  Purchase of treasury stock.....................            -            -         (2,500,000)           -               (115,000)
  Recognition of deferred tax asset..............            -            -                  -            -                 17,551
  Repayment of management notes..................            -            -                  -            -                      -
  Conversion of convertible note.................            -            -            352,908            4                  9,701
  Exercise of stock options......................            -            -             30,295            -                    349
  Exchange of stock options......................            -            -                  -            -                    528
                                                    ----------   ----------         ----------   ----------             ----------
Balance November 1, 1997(unaudited).............             0           $0         17,354,648         $199               $185,564
                                                    ==========   ==========         ==========   ==========             ==========

                                                     Reduction for
                                                      Predecessor
                                                         Cost-                 Loans to
                                                      Carryover               Management            Retained
                                                        Basis                 Investors             Earnings              Total
                                                   ---------------         ---------------       -------------         -----------
Balance, February 3, 1996........................       $(152,067)                $(2,515)             $50,940              $27,187
  Net income.....................................               -                       -               26,952               26,952
  Sale of units..................................               -                      25                    -               51,466
  Repurchase of units............................               -                       -                    -                  (60)
  Exchange of stock options......................               -                       -                    -                3,270
  Tax distributions payable to partners..........               -                       -               (4,952)              (4,952)
                                                   ---------------         ---------------       -------------         ------------
Balance, February 1, 1997........................        (152,067)                 (2,490)              72,940              103,863
  Net income.....................................               -                       -               32,972               32,972
  Proceeds from Initial Public Offering..........               -                       -                    -               96,000
  Initial Public Offering expenses...............               -                       -                    -               (8,850)
  Exchange of partnership units for common stock.               -                       -                    -                    -
  Purchase of treasury stock.....................               -                       -                    -             (115,000)
  Recognition of deferred tax asset..............               -                       -                    -               17,551
  Repayment of management notes..................               -                     965                    -                  965
  Conversion of convertible note.................               -                       -                    -                9,705
  Exercise of stock options......................               -                       -                    -                  349
  Exchange of stock options......................               -                       -                    -                  528
                                                   ---------------         ---------------       -------------         ------------
Balance November 1, 1997(unaudited)..............       $(152,067)                $(1,525)            $105,912             $138,083
                                                   ===============         ===============       =============         ============

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                 BRYLANE INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  NATURE OF OPERATIONS:

     Brylane Inc. ("Brylane" or the "Company") is a leading catalog retailer of value-priced apparel, with a focused portfolio of catalogs that includes Lane Bryant, Roaman's, Jessica London and KingSize serving the special size market, and Chadwick's of Boston, Lerner, Bridgewater, Sue Brett and Brett, serving the regular-size apparel market. Brylane also markets certain of its catalogs under the "Sears" name to customers of Sears, Roebuck and Co. under an exclusive licensing arrangement with Sears Shop at Home Services, Inc.

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

(2)  ORGANIZATION AND BASIS OF FINANCIAL STATEMENT PRESENTATION:

     On February 26, 1997, in connection with the initial public offering of Brylane Inc. ("Initial Public Offering"), Brylane, L.P. (the "Partnership") became a wholly-owned subsidiary of Brylane Inc. pursuant to the First Amended and Restated Incorporation and Exchange Agreement (the "Exchange Agreement"), whereby certain affiliates of Freeman Spogli & Co. ("FS&Co."), certain affiliates of The Limited, Inc. ("The Limited"), WearGuard Corporation ("WearGuard"), Leeway & Co., and NYNEX exchanged their shares of common stock of VP Holding Corporation or ownership interests in the Partnership, except for the TJX noteholder ("TJX Noteholder"), for 14,926,778 shares of $.01 par value common stock ("Common Stock") of Brylane Inc. (the "Exchange Transaction"). Additionally, pursuant to their respective stock subscription agreements with VP Holding Corporation, members of management and others exchanged their shares of common stock of VP Holding Corporation for an aggregate of 544,667 shares of Common Stock of Brylane Inc. In connection with the Exchange Transaction, Brylane, L.P. retained all of its assets, operations and liabilities.

     On February 26, 1997, Brylane Inc. offered 4,000,000 shares of Common Stock to the public through its Initial Public Offering. Brylane Inc. is a registrant pursuant to Section 12 of the Exchange Act and is thereby required to provide continuous financial reporting to its stockholders. As discussed above, Brylane Inc. does not maintain any separate assets, operations or liabilities, except for assets and liabilities related to income taxes, as all activities are conducted within Brylane, L.P. Therefore, the historical balance sheet as of February 1, 1997 and the historical statements of income for the thirteen and thirty-nine weeks ended November 2, 1996 and cash flows for the thirty-nine weeks ended November 2, 1996 of Brylane, L.P. are included herein for comparative purposes.

     On October 20, 1997, the Company completed the public offering of 5,000,000 shares of its Common Stock on behalf of certain stockholders (the "Secondary Offering"). The Company did not receive any proceeds from the offering. Concurrent therewith, the Company repurchased from these same stockholders 2,500,000 shares of Common Stock at the offering price (the "Common Stock Repurchase"). In connection with the repurchase, the Company amended its 1997 Bank Credit Facility and borrowed approximately $116.0 million thereunder (see note 4).

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

                                 BRYLANE INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


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

     Brylane paid to TJX $189.8 million (which is net of purchase price adjustments of $28.8 million received on May 16, 1997 and $4.1 million received on October 14, 1997) and issued to TJX a $20.0 million Convertible Redeemable Note due 2006 (approximately $9.7 million of which was converted by TJX into shares of Common Stock sold by TJX in connection with the Secondary Offering and Common Stock Repurchase). In order to fund a portion of the cash paid in connection with the Chadwick's Acquisition and to repay its existing indebtedness under its 1993 bank credit facility, the Partnership entered into the 1996 Bank Credit Facility. In addition, the Partnership received an aggregate of $51.3 million in new equity from certain affiliates of FS&Co., Leeway & Co., NYNEX and WearGuard.


(4)  LONG-TERM DEBT:

     In connection with the Chadwick's Acquisition, the Partnership entered into a Credit Agreement dated December 9, 1996 among Brylane, Morgan Guaranty Trust Company of New York ("Morgan Guaranty"), as administrative agent, Merrill Lynch Capital Corporation ("Merrill Lynch"), as documentation agent, and the other lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1996 Bank Credit Facility"). The proceeds of the term loans of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. In connection with Brylane Inc.'s Initial Public Offering on February 26, 1997, and the use of the net proceeds received therefrom and contributed by Brylane Inc. to the Partnership, the Company repaid $89.3 million of its indebtedness under the 1996 Bank Credit Facility. In addition, the Company made $10.0 million of prepayments on the 1996 Bank Credit Facility during the thirteen weeks ended May 3, 1997.

     On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consisted of
(i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"),
(ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "Term Loans"), and
(iii) a $125.0 million four-year nine-month revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit. The proceeds of the Term Loans of the 1997 Bank Credit Facility were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility. As a result of this transaction, the Company recorded an extraordinary charge for previously capitalized fees associated with the 1996 Bank Credit Facility in its consolidated statement of income for the thirteen weeks ended May 3, 1997.

                                 BRYLANE INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     The Company made $62.1 million of prepayments on the Tranche A Term Loan of the 1997 Bank Credit Facility during the thirty-nine weeks ended November 1, 1997. In addition, the Company made $1.8 million of scheduled payments on the Term Loans of the 1997 Bank Credit Facility during the thirty-nine weeks ended November 1, 1997.

     On October 20, 1997, the Partnership amended the 1997 Bank Credit Facility among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "Amended 1997 Bank Credit Facility") which now consists of (i) a $175.0 million five-year term loan (the "Term Loan") and (ii) a $200.0 million (subject to a borrowing base limit) five-year revolving credit facility (the "Revolving Credit Facility") with a $75.0 million sublimit for letters of credit and a $15.0 million sublimit for swingline loans. The proceeds of the Term Loan provided funds to repurchase 2.5 million shares of the Company's Common Stock as well as to repay Brylane's existing indebtedness under the 1997 Bank Credit Facility.

     The Revolving Credit Facility can be used for letters of credit and other general corporate purposes, including working capital needs and permitted acquisitions, and was also available to provide a portion of the funds necessary to effect the Common Stock Repurchase. The Term Loan requires scheduled quarterly principal payments over its term. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loan and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loan and Revolving Credit Facility bear interest at one of two rates selected by the
Partnership: (i) a margin over the higher of (A) the Prime Rate and (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow. The borrowings under the Term Loan and the Revolving Credit Facility currently bear interest at LIBOR plus 1.25%. The Term Loan begins amortizing on May 1, 1998; therefore, no principal payments are scheduled for the remainder of fiscal 1997.

     As of November 1, 1997, Brylane had $60.0 million of borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $55.9 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $84.1 million.

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

(6)  INCOME TAXES:

     Brylane Inc. accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Pursuant to SFAS No. 109, deferred tax assets and liabilities result from differences between financial reporting and tax basis of assets and liabilities, measured using enacted tax rates and laws in effect when the differences reverse. In connection with the Exchange Transaction, Brylane Inc. recorded a deferred income tax benefit of $17.6 million and during the quarter ended November 1, 1997 income tax expense of $9.9 million.

     The deferred tax asset represents the tax effect at current rates of temporary differences associated with the difference between the book and tax basis of the partners in their investment in Brylane, L.P., and represents estimated future tax benefits to Brylane Inc. arising from those assets.

                                 BRYLANE INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(8)  ADOPTION OF ACCOUNTING STANDARD:

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The Company will adopt the computation, presentation and disclosure requirements for earnings per share in the fourth quarter of 1997, the effect of which will not be material to the Company's consolidated financial statements.

(9)  RECLASSIFICATIONS:

     Certain reclassifications have been made to the consolidated statements of cash flows for the thirty-nine weeks ended November 2, 1996 to conform with the financial statement presentation adopted for the fiscal year ending February 1, 1997. Such reclassifications had no effect on previously reported net income.


(10) UNAUDITED INTERIM FINANCIAL STATEMENTS:

     The financial statements as of and for the thirty-nine weeks ended November 2, 1996 and November 1, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the financial statements should be read in conjunction with the financial statement disclosures contained in Brylane Inc.'s Prospectus dated October 14, 1997. In the opinion of management, the accompanying financial statements reflect all adjustments necessary (which are of a normal recurring nature, unless separately disclosed) to present fairly the financial position and results of operations and cash flows for the interim periods presented, but are not necessarily indicative of the results of operations and cash flows for a full fiscal year.

                                  BRYLANE INC.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

     As a result of the Chadwick's Acquisition and the application of purchase accounting related thereto, the Company's gross margin for the thirty-nine weeks ended November 1, 1997 reflects a non-recurring inventory charge of $3.3 million related to the write-up of the Chadwick's inventory. In addition, as a result of the formation of Brylane, L.P. and the related acquisition of the Lane Bryant, Roaman's and Lerner catalog businesses by certain affiliates of FS&Co. and of The Limited (the "Brylane Acquisition"), the acquisition by Brylane of the KingSize catalog division of WearGuard Corporation (the "KingSize Acquisition"), and the Chadwick's Acquisition and the application of purchase accounting related thereto, the results of operations for the thirty-nine weeks ended November 1, 1997 reflect amortization of intangible assets related to the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition of $3.2 million, $1.0 million and $3.9 million, respectively.

     The Company's results of operations in the future will continue to reflect the amortization of intangible assets related to the Brylane Acquisition, the KingSize Acquisition and the Chadwick's Acquisition of $4.2 million per year, $1.4 million per year and $5.2 million per year, respectively, and step-up depreciation associated with the write-up of certain fixed assets in connection with the Brylane Acquisition of $0.4 million per year. As a result of the Secondary Offering , the termination date of the trademark agreement between The Limited and Brylane was accelerated to October 20, 2007. The amortization of intangibles stated above reflects the acceleration of the trademark amortization.

     In connection with certain amendments to options previously granted under the 1993 Option Plan, the Company incurred non-cash compensation expense totaling $3.1 million of which $2.4 million was expensed in the fourth quarter of fiscal 1996 and the remaining $0.7 million will be expensed equally throughout fiscal 1997.

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

     The following discussion should be read in conjunction with the financial statements and related notes thereto which appear elsewhere in this Form 10-Q and in conjunction with the Prospectus for Brylane Inc. as filed with the Securities and Exchange Commission on October 14 , 1997 (Registration No. 333-35715).

RESULTS OF OPERATIONS

     The following tables set forth certain operating data of Brylane Inc. for the periods indicated.

                                                             Thirteen Weeks Ended                Thirty-Nine  Weeks Ended
                                                       --------------------------------     ---------------------------------
                                                        November 2,        November 1,        November 2,        November 1,
                                                            1996              1997               1996               1997
                                                           -----             -----              -----              -----
                                                                (in thousands)                        (in thousands)
                                                                  (unaudited)                           (unaudited)
Net sales......................................           $158,384           $365,454           $467,009           $968,911
Gross profit...................................             82,574            179,918            241,301            470,089
Operating expenses:
     Catalog and advertising...................             46,402             90,118            135,390            227,997
     Fulfillment...............................             10,677             31,193             29,057             87,608
     Support services..........................             11,294             22,753             32,995             66,503
     Amortization of  acquisitions
          intangibles and organization costs...              1,411              2,684              4,229              8,150
                                                          --------           --------           --------           --------
Operating income...............................             12,790             33,170             39,630             79,831
     Add back: Non-recurring inventory
          charge(1)............................                 --                 --                 --              3,315
     Add back: Amortization of acquisitions
          intangibles and organization costs(2)              1,411              2,684              4,229              8,150
     Add back: Non-cash compensation
          expense(3)...........................                 --                174                 --                523
                                                          --------           --------           --------           --------
Operating income before acquisitions related
         and non-recurring adjustments.........           $ 14,201           $ 36,028           $ 43,859           $ 91,819
                                                          ========           ========           ========           ========

          The following table sets forth certain operating data of Brylane Inc. expressed as a percentage of net sales for the periods indicated.

                                                        Thirteen Weeks Ended        Thirty-Nine  Weeks Ended
                                                     ---------------------------   ---------------------------
                                                      November 2,    November 1,    November 2,    November 1,
                                                         1996           1997           1996           1997
                                                        -----          -----          -----          -----
Net sales......................................         100.0%         100.0%         100.0%         100.0%
Gross profit...................................          52.1           49.2           51.7           48.5
Operating expenses:
     Catalog and advertising...................          29.3           24.7           29.0           23.5
     Fulfillment...............................           6.7            8.5            6.2            9.0
     Support services..........................           7.1            6.2            7.1            6.9
     Amortization of acquisitions
          intangibles and organization costs...           0.9            0.7            0.9            0.8
                                                        -----          -----          -----          -----
Operating income...............................           8.1            9.1            8.5            8.3
     Add back: Non-recurring inventory
          charge(1)............................            --             --             --            0.3
     Add back: Amortization of acquisitions
          intangibles and organization costs(2)           0.9            0.7            0.9            0.8
     Add back: Non-cash compensation
          expense(3)...........................            --            0.1             --            0.1
                                                        -----          -----          -----          -----
Operating income before acquisitions related
      and non-recurring adjustments............           9.0%           9.9%           9.4%           9.5%
                                                        =====          =====          =====          =====

                               Notes on page 15

  The following table sets forth certain historical operating data of Brylane and Chadwick's on an unaudited combined basis for the thirteen and thirty-nine weeks ended November 2, 1996 to include net sales, cost of sales and operating expenses for Chadwick's as if the Chadwick's Acquisition had occurred on February 4, 1996 (the first day of fiscal 1996). The unaudited combined information is included for comparative purposes only and is not meant to be indicative of what the consolidated statements of operations data would have been had the transaction occurred at February 4, 1996.

                                                             Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                        ------------------------------        -----------------------------
                                                          Combined                              Combined
                                                        November 2,        November 1,        November 2,        November 1,
                                                           1996               1997               1996               1997
                                                         --------           --------           --------           --------
                                                                (in thousands)                        (in thousands)
                                                                  (unaudited)                           (unaudited)
Net sales......................................           $303,803           $365,454           $837,329           $968,911
Gross profit...................................            150,566            179,918            410,923            470,089
Operating expenses:
     Catalog and advertising...................             77,594             90,118            212,460            227,997
     Fulfillment...............................             22,742             31,193             65,974             87,608
     Support services..........................             20,645             22,753             58,571             66,503
     Amortization of  acquisitions
          intangibles and organization costs...              2,734              2,684              8,198              8,150
                                                          --------           --------           --------           --------
Operating income...............................             26,851             33,170             65,720             79,831
     Add back: Non-recurring inventory
          charge(1)............................                 --                 --                 --              3,315
     Add back: Amortization of acquisitions
          intangibles and organization costs(2)              2,734              2,684              8,198              8,150
     Add back: Non-cash compensation
          expense(3)...........................                 --                174                 --                523
                                                          --------           --------           --------           --------
Operating income before acquisitions related
         and non-recurring adjustments.........           $ 29,585           $ 36,028           $ 73,918           $ 91,819
                                                          ========           ========           ========           ========

     The following table expresses the above operating data as a percentage of net sales for the periods indicated.

                                                        Thirteen Weeks Ended        Thirty-Nine  Weeks Ended
                                                     ---------------------------   ---------------------------
                                                       Combined                      Combined
                                                      November 2,    November 1,    November 2,    November 1,
                                                         1996           1997           1996           1997
                                                         ----           ----           ----           ----
Net sales......................................         100.0%         100.0%         100.0%         100.0%
Gross profit...................................          49.6           49.2           49.1           48.5
Operating expenses:
     Catalog and advertising...................          25.6           24.7           25.4           23.5
     Fulfillment...............................           7.5            8.5            7.9            9.0
     Support services..........................           6.8            6.2            7.0            6.9
     Amortization of acquisitions
          intangibles and organization costs...           0.9            0.7            1.0            0.8
                                                        -----          -----          -----          -----
Operating income...............................           8.8            9.1            7.8            8.3
     Add back: Non-recurring inventory
          charge(1)............................            --             --             --            0.3
     Add back: Amortization of acquisitions
          intangibles and organization costs(2)           0.9            0.7            1.0            0.8
     Add back: Non-cash compensation
          expense(3)...........................            --            0.1             --            0.1
                                                        -----          -----          -----          -----
Operating income before acquisitions related
      and non-recurring adjustments............           9.7%           9.9%           8.8%           9.5%
                                                        =====          =====          =====          =====

                                                                Notes on page 15

--------------------
(1) The non-recurring inventory charge resulted from increasing inventory by $4,972,000 for the Chadwick's Acquisition to reflect the fair market value of the inventory at December 9, 1996, the closing date of the Chadwick's Acquisition. The increase in inventory value related to the Chadwick's Acquisition was amortized into cost of goods sold in the amount of $1,657,000 in fiscal 1996 and $3,315,000 in the thirty-nine weeks ended November 1, 1997.
(2) Represents amortization of goodwill and other intangible assets related to the Brylane Acquisition of $125,450,000 over a 30-year composite life and of organizational costs of $300,000 over five years and subsequent to October 4, 1997, includes amortization of the remaining trademark of $7,578,000 over a ten-year life. Subsequent to October 1, 1995, includes amortization related to the KingSize Acquisition of goodwill of $50,762,000 over a 40-year life, of customer file of $520,000 over an eight-year life, and of a noncompetition agreement of $300,000 over a five-year life. Subsequent to December 9, 1996, includes amortization related to the Chadwick's Acquisition of goodwill of $175,715,000 over a 40-year life, and of customer file of $4,020,000 over a five-year life.
(3) Represents non-cash compensation expense related to amendments to options granted under the Brylane, L.P. 1993 Partnership Unit Option Plan.

THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 2, 1996

    NET SALES:

    Net sales as reported for the thirteen weeks ended November 1, 1997 increased to $365.5 million from $158.4 million in the comparable period of fiscal 1996. The increase in net sales came principally from the inclusion of the net sales of the recently acquired Chadwick's of Boston catalog and also from the Company's other catalog titles.

    Net sales on a combined basis including Chadwick's for the thirteen weeks ended November 2, 1996, increased 20.3% to $365.5 million from $303.8 million. Such sales gain was due to an increase in circulation as well as an increase in the average order size across all businesses as compared to the comparable period in fiscal 1996.

    GROSS PROFIT:

    Gross profit for the thirteen weeks ended November 1, 1997 increased to $179.9 million (49.2% of net sales) from $82.6 million (52.1% of net sales) for the same period of fiscal 1996. The lower gross profit margin as a percent of net sales is due to the inclusion of the Chadwick's catalogs with lower initial mark-ups on merchandise sold as compared to the Company's other catalog titles.

    Gross profit on a combined basis including Chadwick's for the thirteen weeks ended November 2, 1996, increased to $179.9 million (49.2% of net sales) from $150.6 million (49.6% of net sales). The gross profit margin as a percent of net sales decreased 0.4% due to higher planned pricing incentives.

    CATALOG AND ADVERTISING EXPENSE:

    Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For the thirteen weeks ended November 1, 1997, catalog and advertising expense increased to $90.1 million (24.7% of net sales) from $46.4 million (29.3% of net sales) for the same period of fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of the Chadwick's catalog and its associated catalog and advertising expense and net sales.

    Catalog and advertising expense on a combined basis including Chadwick's for the thirteen weeks ended November 2, 1996, decreased on a percent of net sales basis to 24.7% ($90.1 million) in 1997 from 25.6% ($77.6 million) in 1996. This decrease on a percent of net sales basis is primarily due to the renegotiation of certain printing contracts.

    FULFILLMENT EXPENSE:

    Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage income. For the thirteen weeks ended November 1, 1997, fulfillment expense as reported increased to $31.2 million (8.5% of net sales) from $10.7 million (6.7% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to increased fulfillment costs associated with the inclusion of Chadwick's.

    Fulfillment expense on a combined basis including Chadwick's for the thirteen weeks ended November 2, 1996, increased on a percent of net sales basis to 8.5% ($31.2 million) in 1997 from 7.5% ($22.7 million) in 1996. This increase on a percent of net sales basis was primarily due to increased payroll in distribution, telemarketing and other areas to meet increased customer demand and to ensure a high level of customer service, as well as increased shipping promotions.

    SUPPORT SERVICES EXPENSE:

    Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense as reported for the thirteen weeks ended November 1, 1997 increased to $22.8 million (6.2% of net sales) from $11.3 million (7.1% of net sales) for the same period in fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of Chadwick's and its associated overhead costs and net sales.

    Support services expense on a combined basis including Chadwick's for the thirteen weeks ended November 2, 1996, decreased as a percent of net sales to 6.2% ($22.8 million) in 1997 from 6.8% ($20.6 million) in 1996. This decrease in support services expense as a percent of net sales is primarily due to expense management as well as the leveraging resulting from strong sales performance.

    AMORTIZATION EXPENSE:

    Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended November 1, 1997 included $1.1 million related to the Brylane Acquisition, $0.3 million related to the KingSize Acquisition and $1.3 million related to the Chadwick's Acquisition. Acquisition related intangibles and organization cost amortization expense in the thirteen weeks ended November 2, 1996 included $1.1 million related to the Brylane Acquisition and $0.3 million related to the KingSize Acquisition.

    OPERATING INCOME:

    Operating income before acquisition-related and non-recurring adjustments for the thirteen weeks ended November 1, 1997 increased to $36.0 million (9.9% of net sales) from $14.2 million (9.0% of net sales) for the same period of fiscal 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising and support services expenses, partially offset by the increase in fulfillment expense, as described above.

    Operating income before acquisition-related and non-recurring adjustments on a combined basis including Chadwick's for the thirteen weeks ended November 2, 1996, increased to $36.0 million (9.9% of net sales) in 1997 from $29.6 million (9.7% of net sales) in 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising and support services expenses, partially offset by the increase in fulfillment expense, as discussed above.

    INTEREST EXPENSE:

    Interest expense, net, in the thirteen weeks ended November 1, 1997 increased to $6.4 million (1.8% of net sales) from $5.4 million (3.4% of net sales) for the same period of fiscal 1996 due to the increased borrowings of $210.0 million incurred in connection with the Chadwick's Acquisition, offset by the prepayment of debt from the proceeds of the Initial Public Offering and other prepayments on the 1997 Bank Credit Facility and lower interest rates on the term loans of the 1997 Bank Credit Facility and the term loan of the Amended 1997 Bank Credit Facility.

    INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE:

    Income as reported before income taxes and extraordinary charge increased to $26.7 million ($1.34 per share) for the thirteen weeks ended November 1, 1997 from $7.4 million ($0.55 per share) for the same period of fiscal 1996. This increase was due to the inclusion of Chadwick's.

    INCOME TAXES:

    Income taxes for the thirteen weeks ended November 1, 1997 were $9.9 million or 37.0% of income before extraordinary charge. The difference between the effective tax rate on supplemental net income of 37% and the federal statutory rate of 35% relates primarily to state income taxes, net of federal tax benefit.

    NET INCOME:

    Net income increased to $16.8 million ($0.84 per share) for the thirteen weeks ended November 1, 1997 from $7.3 million ($0.54 per share) for the same period of fiscal 1996. The increase in net income is due to the increase in operating income, as discussed above, offset by the recognition of income tax expense related to the change in tax status from a partnership to a corporation on February 26, 1997, the closing date of the Initial Public Offering.

    THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996

    NET SALES:

    Net sales as reported for the thirty-nine weeks ended November 1,1997 increased to $968.9 million from $467.0 million in the comparable period of fiscal 1996. The increase in net sales came principally from the inclusion of the net sales of the recently acquired Chadwick's of Boston catalog and also from the Company's other catalog titles.

    Net sales on a combined basis including Chadwick's for the thirty-nine weeks ended November 2, 1996, increased 15.7% to $968.9 million from $837.3 million. Such sales gain was due, primarily, to an increase in circulation as well as an increase in the average order size across all businesses as compared to the comparable period in fiscal 1996.

    GROSS PROFIT:

    Gross profit for the thirty-nine weeks ended November 1, 1997 increased to $470.1 million (48.5% of net sales) from $241.3 million (51.7% of net sales) for the same period of fiscal 1996. The lower gross profit margin as a percent of net sales is due to the inclusion of the Chadwick's catalogs with lower initial mark-ups on merchandise sold as compared to the Company's other catalog titles, as well as to a non-recurring inventory charge of $3.3 million (0.3% of net sales) relating to the step-up of the value of inventory in connection with the Chadwick's Acquisition.

    Gross profit on a combined basis including Chadwick's for the thirty-nine weeks ended November 2, 1996 and eliminating the effects of the non-recurring inventory charge in the thirty-nine weeks ended November 1, 1997, increased to $473.4 million (48.9% of net sales) from $410.9 million (49.1% of net sales). The gross profit margin as a percent of net sales decreased 0.2% due to higher planned pricing incentives.

    CATALOG AND ADVERTISING EXPENSE:

    For the thirty-nine weeks ended November 1, 1997, catalog and advertising expense increased to $228.0 million (23.5% of net sales) from $135.4 million (29.0% of net sales) for the same period of fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of the Chadwick's catalog and its associated catalog and advertising expense and net sales.

    Catalog and advertising expense on a combined basis including Chadwick's for the thirty-nine weeks ended November 2, 1996, decreased on a percent of net sales basis to 23.5% ($228.0 million) in 1997 from 25.4% ($212.5 million) in 1996. This decrease on a percent of net sales basis is primarily due to the renegotiation of certain printing contracts and an increase in the sales productivity per catalog.

    FULFILLMENT EXPENSE:

    Fulfillment expense as reported in the thirty-nine weeks ended November 1, 1997 increased to $87.6 million (9.0% of net sales) from $29.1 million (6.2% of net sales) for the same period in fiscal 1996. The increase on a percent of net sales basis was primarily due to increased fulfillment costs associated with the inclusion of Chadwick's.

    Fulfillment expense on a combined basis including Chadwick's for the thirty-nine weeks ended November 2, 1996, increased on a percent of net sales basis to 9.0% ($87.6 million) in 1997 from 7.9% ($66.0 million) in 1996. This increase on a percent of net sales basis was primarily due to increased payroll in distribution, telemarketing and other areas to meet increased customer demand and to ensure a high level of customer service, as well as increased shipping promotions.

    SUPPORT SERVICES EXPENSE:

    Support services expense as reported for the thirty-nine weeks ended November 1, 1997 increased to $66.5 million (6.9% of net sales) from $33.0 million (7.1% of net sales) for the same period in fiscal 1996. The decrease on a percent of net sales basis was primarily due to the inclusion of Chadwick's and its associated overhead costs and net sales.

    Support services expense on a combined basis including Chadwick's for the thirty-nine weeks ended November 2, 1996, decreased as a percent of net sales to 6.9% ($66.5 million) in 1997 from 7.0% ($58.6 million) in 1996.

    AMORTIZATION EXPENSE:

    Acquisition related intangibles and organization cost amortization expense in the thirty-nine weeks ended November 1, 1997 included $3.2 million related to the Brylane Acquisition, $1.0 million related to the KingSize Acquisition and $3.9 million related to the Chadwick's Acquisition. Acquisition related intangibles and organization cost amortization expense in the thirty-nine weeks ended November 2, 1996 included $3.2 million related to the Brylane Acquisition and $1.0 million related to the KingSize Acquisition.

    OPERATING INCOME:

    Operating income before acquisition-related and non-recurring adjustments in the thirty-nine weeks ended November 1, 1997 increased to $91.8 million (9.5% of net sales) from $43.9 million (9.4% of net sales) for the same period of fiscal 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising and support service expenses, partially offset by the increase in fulfillment expense, as described above.

    Operating income before acquisition-related and non-recurring adjustments on a combined basis including Chadwick's for the thirty-nine weeks ended November 2, 1996, increased to $91.8 million (9.5% of net sales) in 1997 from $73.9 million (8.8% of net sales) in 1996. As a percent of net sales, operating income increased primarily as a result of the decrease in catalog and advertising and support services expenses, partially offset by the increase in fulfillment expense, as described above.

    INTEREST EXPENSE:

    Interest expense, net, in the thirty-nine weeks ended November 1, 1997 increased to $20.1 million (2.1% of net sales) from $16.2 million (3.5% of net sales) for the same period of fiscal 1996 due to the increased borrowings of $210.0 million incurred in connection with the Chadwick's Acquisition, offset by the prepayment of debt from the proceeds of the Initial Public Offering and other prepayments on the 1997 Bank Credit Facility and lower interest rates on the term loans of the 1997 Bank Credit Facility and the term loan of the Amended 1997 Bank Credit Facility.

    INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE:

    Income as reported before income taxes and extraordinary charge increased to $59.7 million ($3.04 per share) for the thirty-nine weeks ended November 1, 1997 from $23.4 million ($1.75 per share) for the same period of fiscal 1996. This increase was due to the inclusion of Chadwick's.

    INCOME TAXES:

    Income taxes for the thirty-nine weeks ended November 1, 1997 were $22.6 million or 37.9% of income before extraordinary charge. Income taxes on supplemental income before extraordinary charge were $22.1 million or 37.0%. The difference between the effective income tax rate as reported and the effective tax rate on supplemental net income relates primarily to the allocation of loss to the Partnership for the period prior to the Initial Public Offering. The difference between the effective tax rate on supplemental net income of 37% and the federal statutory rate of 35% relates primarily to state income taxes, net of federal tax benefit.

    EXTRAORDINARY CHARGE:

    An extraordinary charge of $4.1 million ($0.21 per share), net of tax, was recorded in the thirty-nine weeks ended November 1, 1997 as a result of the early retirement of the debt outstanding under the 1996 Bank Credit Facility.

    NET INCOME:

    After giving effect to the extraordinary charge, net income increased to $33.0 million ($1.68 per share) for the thirty-nine weeks ended November 1, 1997 from $23.3 million ($1.74 per share) for the comparable period of fiscal 1996.

    LIQUIDITY AND CAPITAL RESOURCES:

    The Company has historically met its working capital needs, principally building inventory to meet increased sales, and its capital expenditure requirements primarily through funds generated from operations. The Company's liquidity requirements have also included servicing the debt incurred to finance various acquisitions and also includes servicing the debt incurred to finance the Common Stock Repurchase.

    Cash flow provided by operating activities increased to $71.2 million for the thirty-nine weeks ended November 1, 1997, from $24.4 million for the thirty-nine weeks ended November 2, 1996. This increase was due primarily to an increase in net income, before non-cash related expenses, of $60.1 million for the thirty-nine weeks ended November 1, 1997 compared to $31.8 million in the thirty-nine weeks ended November 2, 1996. During the thirty-nine weeks ended November 1, 1997, the Company used the proceeds from its Initial Public Offering to prepay a portion of its outstanding indebtedness by $89.3 million, and used cash from operations and the proceeds from a preliminary purchase price adjustment to further reduce its outstanding indebtedness by $73.9 million (which included prepayments of $10.0 million on the 1996 Bank Credit Facility and $62.1 million on the 1997 Bank Credit Facility), as well as to effect $10.3 million in capital expenditures as discussed further below. In addition, in the thirty-nine weeks ended November 1, 1997, the Company borrowed $50.0 million on its Revolving Credit Facility in order to satisfy its short-term working capital needs all of which was repaid by November 1, 1997.

    Capital expenditures were $10.3 million in the thirty-nine weeks ended November 1, 1997 compared to $3.2 million in the same period in fiscal 1996.
The increase is primarily due to the capital expenditures related to Chadwick's which was acquired in December 1996. The Company's capital expenditures for the remainder of fiscal 1997 are estimated to be $2.2 million. Brylane plans to fund its capital expenditures for the remainder of fiscal 1997 using cash generated from operations.

    In connection with the Chadwick's acquisition, in December 1996 the Partnership entered into a $408 million credit facility (the "1996 Bank Credit Facility"). The proceeds of the 1996 Bank Credit Facility were used to fund a portion of the cash paid upon the closing of the Chadwick's Acquisition (including related fees and expenses) as well as to repay Brylane's then existing indebtedness under its 1993 bank credit facility. In connection with Brylane Inc.'s Initial Public Offering on February 26, 1997, and the use of the net proceeds received therefrom, the Company prepaid $89.3 million of its indebtedness under the 1996 Bank Credit Facility. Subsequently, the Company made an additional $10.0 million of prepayments on the 1996 Bank Credit Facility prior to April 30, 1997.

    On April 30, 1997, the Partnership entered into a credit agreement among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries (the "1997 Bank Credit Facility") which consisted of
(i) a $111.7 million four-year nine-month term loan (the "Tranche A Term Loan"),
(ii) a $70.0 million five-year and ten-month term loan (the "Tranche B Term Loan", and collectively with the Tranche A Term Loan, the "Term Loans"), and
(iii) a $125.0 million four-year nine-month revolving credit facility with a $75.0 million sublimit for letters of credit. The proceeds of the Term Loans of the 1997 Bank Credit Facility were used to repay Brylane's existing indebtedness under the 1996 Bank Credit Facility.

    The Company prepaid $62.1 million on the Tranche A Term Loan of the 1997 Bank Credit Facility during the twenty-six weeks ended August 2, 1997. In addition, the Company made $1.8 million of scheduled payments on the Term Loans of the 1997 Bank Credit Facility during the twenty-six weeks ended August 2, 1997.

    To finance the Common Stock Repurchase, on October 20, 1997, the Partnership amended the 1997 Bank Credit Facility among Brylane, Morgan Guaranty, as administrative agent, Merrill Lynch, as documentation agent, and the lenders party thereto, and guaranteed by each of the Company's subsidiaries, which now consists of (i) the $175.0 million five-year Term Loan and (ii) the $200.0 million (subject to a borrowing base limit) five-year Revolving Credit Facility with a $75.0 million sublimit for letters of credit and a $15.0 million sublimit for swingline loans. The Term Loan provided funds to repurchase 2.5 million shares of the Company's Common Stock as well as to repay Brylane's existing indebtedness under the 1997 Bank Credit Facility.

    The Revolving Credit Facility can be used for letters of credit and other general corporate purposes, including working capital needs and permitted acquisitions, and was also available to provide a portion of the funds necessary to effect the Common Stock Repurchase. The Term Loan requires scheduled quarterly principal payments over its term. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loan and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loan and Revolving Credit Facility bear interest at one of two rates selected by the
Partnership: (i) a margin over the higher of (A) the Prime Rate and (B) the federal funds rate plus 0.5% or (ii) a margin over LIBOR (as defined) for specified interest periods. The margin for each rate may vary based on the ratio of the Partnership's net debt to operating cash flow. The borrowings under the Revolving Credit Facility and the Term Loan currently bear interest at LIBOR plus 1.25%. The Term Loan begins amortizing on May 1, 1998; therefore, no principal payments are scheduled for the remainder of fiscal 1997. However, scheduled principal payments on the Term Loan of the Amended 1997 Bank Credit Facility will aggregate approximately $10.0 million in fiscal 1998.

    As of November 1, 1997, Brylane had $60.0 million of borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $55.9 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $84.1 million.

    In connection with the Brylane Acquisition, the Partnership issued $125.0 million aggregate principal amount of its senior subordinated notes (the "Senior Subordinated Notes"). The Senior Subordinated Notes bear interest at 10% per annum, payable semi-annually, and mature in 2003. The Amended 1997 Bank Credit Facility, and the Indenture dated as of August 30, 1993 among Brylane and Brylane Capital Corp., as Issuers, the subsidiaries of Brylane, as Guarantors, and United States Trust Company of New York, as Trustee (as supplemented, the "Indenture") pursuant to which the Senior Subordinated Notes were issued contain covenants (the "Covenants") that, among other things, restrict the Partnership's ability to incur debt, make distributions, incur liens, make capital expenditures and make investments or acquisitions. Brylane's capital expenditures through the third quarter of fiscal 1997 were in compliance with the Covenants.

    In connection with the Chadwick's Acquisition, Brylane, L.P. entered into an Accounts Receivable Purchase Agreement dated as of December 9, 1996 with Alliance Data Systems Corporation ("ADS") (as amended on January 27, 1997, the "Receivables Purchase Agreement") pursuant to which ADS has agreed to purchase from the Company eligible customer accounts receivable generated through Chadwick's deferred billing programs. ADS' commitment to purchase receivables is limited to $100.0 million outstanding at any time. As of November 1, 1997, ADS had reached this commitment level. Consequently, Brylane's balance sheet at November 1, 1997 contains approximately $19.0 million of receivables generated through Chadwick's deferred billing programs. ADS purchases the receivables on a limited recourse basis at a discount from face value. The Company pays transaction costs, including a fee of $.03 per purchased account, and carrying costs equal to, at the Company's election, LIBOR plus 95 basis points or the lesser of (a) a defined prime rate plus 15 basis points and (b) the federal funds rate plus 110 basis points. The receivables purchase facility has a three-year term and is subject to early termination upon occurrence of certain events, including chargebacks and customer default ratios above specified levels or an uncured default by the Partnership under its Amended 1997 Bank Credit Facility.

    While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the Amended 1997 Bank Credit Facility), and planned capital expenditures for the foreseeable future. In addition, the Company will have availability under the Revolving Credit Facility to finance seasonal capital needs.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------


  (a)  Exhibits.

       11     Statement Re Computation of Per Share Earnings
       27.1   Financial Data Schedule


  (b)  Reports on Form 8-K.

          There were no reports on Form 8-K filed by Brylane Inc. during the quarter ended November 1, 1997.

EXHIBIT 11. STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                 BRYLANE INC.
                       COMPUTATION OF PER SHARE EARNINGS

                                                       Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                                    ----------------------------           -----------------------------
                                                    November 2,      November 1,           November 2,       November 1,
                                                       1996             1997                  1996              1997
                                                    -----------      -----------           -----------       -----------
Computation of Primary Earnings Per Share
-----------------------------------------
  Net income......................................   $    7,313      $    16,848          $    23,305       $    32,972

  Common shares outstanding:
    Weighted average number of common
      shares outstanding..........................   12,905,000       19,531,279           12,904,057        19,125,090
    Assumed issuance of shares granted under
      stock option plans, less shares assumed
      purchased under the treasury stock
      method at the average market price
      for the period..............................      516,003          724,418              516,003           569,180
    Assumed issuance of shares upon conversion
      of convertible redeemable preferred stock...                        75,000                                 75,090
    Weighted average treasury shares..............                      (329,670)                              (109,890)
    Weighted average number of shares
      outstanding, as adjusted....................   13,421,003       20,001,027           13,420,060        19,659,380

  Primary earnings per share......................  $      0.54      $      0.84          $      1.74       $      1.68

Computation of Fuly Diluted Earnings Per Share
----------------------------------------------
  Net income......................................  $     7,313      $    16,848          $    23,305       $    32,972
    After tax expenses on convertible note........                           168                                    550

  Net income for fully diluted earnings per share.        7,313           17,016               23,305            33,522

  Common shares outstanding:
    Weighted average number of common
      shares outstanding..........................   12,905,000       19,531,279           12,904,057        19,125,090
    Assumed issuance of shares granted under
      stock option plans, less shares assumed
      purchased under the treasury stock
      method at the greater of average or
      ending market price for the period..........      516,003          724,418              516,003           720,926
    Assumed issuance of shares upon conversion
      of convertible redeemable preferred stock...                        75,000                                 75,000
    Assumed issuance of common shares
      upon the conversion of the convertible
      note........................................                       374,365                                374,365
    Weighted average treasury shares..............                      (329,670)                              (109,890)
    Weighted average number of shares
      outstanding, as adjusted....................   13,421,003       20,375,392           13,420,060        20,185,491

Fully diluted earnigs per share...................  $      0.54      $      0.84          $      1.74       $      1.66


                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: December 4, 1997                     BRYLANE INC.


                                      By:   /s/ Robert A. Pulciani
                                            ------------------------------
                                                Robert A. Pulciani
                                      Executive Vice President, Chief Financial
                                      Officer and Secretary and Treasurer of
                                      Brylane Inc.

                                      (On behalf of the Registrant and as the
                                      principal financial and accounting officer of the Registrant)