Form 10-Q
period 1998-05-02
BRYLANE INC
filed 1998-06-12
CIK 932698

SECURITIES AND EXCHANGE COMMISSION



Washington, D.C. 20549

FORM 10-Q



(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998


OR
  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

Commission file number:  33-86154




BRYLANE INC.
(Exact name of registrant as specified in its charter)


Delaware . . . . . . . . . . . . . . . . . . . . . . .           13-3794198
(State or other jurisdiction of. . . . . . . . . . . .     (I.R.S. Employer
Incorporation or organization) . . . . . . . . . . . .  Identification No.)

463 Seventh Avenue
New York, NY 10018
(Address of principal executive offices)

Registrant's telephone number, including area code:
(212) 613-9500



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 dring the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements    for the past 90 days.  Yes X or No __



    The number of shares of the registrant's common stock outstanding as of June 5, 1998 was 18,408,650 shares.

BRYLANE INC.
FORM 10-Q
For the Quarterly Period Ended
May 2, 1998





INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
Part I - Financial Information

     Item 1 - Financial Statements
          a) Report of Independent Accountants . . . . . . . . . . . . . . . .       3

          b) Consolidated Balance Sheets
                May 2, 1998 (unaudited) and January 31, 1998 . . . . . . . . .       4

          c) Consolidated Statements of Income (unaudited)
                Thirteen weeks ended May 2, 1998 and May 3, 1997 . . . . . . .       5

          d) Consolidated Statements of Cash Flows (unaudited)
                Thirteen weeks ended May 2, 1998 and May 3, 1997 . . . . . . .       6

          e) Consolidated Statements of Partnership/Stockholders' Equity
                February 1, 1997, January 31, 1998 and thirteen weeks ended
                May 2, 1998 (unaudited). . . . . . . . . . . . . . . . . . . .       7

           f) Notes to Unaudited Consolidated Financial Statements . . . . . .       8

     Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations. . . . . . . . . . . . . . . . . . . . . . . .  9 - 12

Part II - Other Information

     Item 4 - Submission of Matters to a Vote of Security Holders. . . . . . .      13

     Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .      13

Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Brylane Inc.

We have reviewed the accompanying consolidated balance sheet of Brylane Inc. as of May 2, 1998, the related consolidated statements of income and cash flows for the thirteen weeks ended May 2, 1998 and May 3, 1997 and the consolidated statements of partnership/stockholders' equity for the thirteen weeks ended May 2, 1998. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Coopers & Lybrand L.L.P.

Indianapolis, Indiana
May 20, 1998

PART I -  FINANCIAL INFORMATION
ITEM 1 -  Financial Statements



BRYLANE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except shares and per share data)


                                                        May 2,        January 31,
                                                               1998           1998
ASSETS . . . . . . . . . . . . . . . . . . . . . . . .   (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents . . . . . . . . . . . . .  $     9,086   $      5,083
   Deferred receivables (net of allowance for. . . . .
      doubtful accounts of $1,004 and $1,474,
      respectively)                                          20,611          8,194
   Accounts receivable, other. . . . . . . . . . . . .        7,477          7,851
   Inventories . . . . . . . . . . . . . . . . . . . .      214,161        219,553
   Catalog costs and paper inventory . . . . . . . . .       51,075         51,982
   Other . . . . . . . . . . . . . . . . . . . . . . .        6,221          6,426

         TOTAL CURRENT ASSETS. . . . . . . . . . . . .      308,631        299,089

Property and equipment, net. . . . . . . . . . . . . .       78,601         77,095

Intangibles, organization and deferred financing fees.      330,269        333,319

Deferred income taxes. . . . . . . . . . . . . . . . .       10,697         10,697

         TOTAL ASSETS. . . . . . . . . . . . . . . . .  $   728,198   $    720,200


LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Accounts payable. . . . . . . . . . . . . . . . . .  $   133,274      $ 139,480
   Accrued expenses. . . . . . . . . . . . . . . . . .       28,081         38,705
   Reserve for returns . . . . . . . . . . . . . . . .       21,593         17,844
   Revolving line of credit - current portion. . . . .       10,000         19,000
   Current portion of long-term debt . . . . . . . . .       12,500         10,000

         TOTAL CURRENT LIABILITIES . . . . . . . . . .      205,448        225,029

Long-term debt . . . . . . . . . . . . . . . . . . . .      314,483        329,753
Other long-term liabilities. . . . . . . . . . . . . .        9,940          9,010

         TOTAL LIABILITIES . . . . . . . . . . . . . .      529,871        563,792

Convertible redeemable preferred stock . . . . . . . .        1,370          1,370

Partnership/Stockholders' equity:
   Common stock, $.01 par value 40,000,000 shares
      authorized; 20,908,650 shares issued and
      18,408,650 shares outstanding at May 2, 1998;
      19,910,519 shares issued and 17,410,519 shares
      outstanding at January 31, 1998.................          209            199
   Additional paid in capital. . . . . . . . . . . . .      179,759        150,168
   Retained earnings . . . . . . . . . . . . . . . . .      131,989        119,671
   Treasury stock, 2,500,000 shares at cost. . . . . .     (115,000)      (115,000)
            Total stockholders' equity . . . . . . . .      196,957        155,038

         TOTAL LIABILITIES AND EQUITY. . . . . . . . .  $   728,198      $ 720,200

The accompanying notes are an integral part of the unaudited consolidated financial statements.



BRYLANE INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except shares and per share data)
(Unaudited)




                                                   Thirteen Weeks Ended

                                                                  May 2,       May 3,
                                                                    1998         1997

Net sales . . . . . . . . . . . . . . . . . . . .  $             347,604  $   328,801
   Cost of goods sold . . . . . . . . . . . . . .                176,417      169,047
Gross margin. . . . . . . . . . . . . . . . . . .                171,187      159,754

Operating expenses:
   Catalog and advertising. . . . . . . . . . . .                 85,994       83,339
   Fulfillment. . . . . . . . . . . . . . . . . .                 30,166       28,070
   Support services . . . . . . . . . . . . . . .                 24,404       22,010
   Intangibles and organization cost amortization                  2,824        2,732
Total operating expenses. . . . . . . . . . . . .                143,388      136,151

Operating income. . . . . . . . . . . . . . . . .                 27,799       23,603
Interest expense, net . . . . . . . . . . . . . .                  7,770        7,528

Income before income taxes
   and extraordinary charge . . . . . . . . . . .                 20,029       16,075
Provision for income taxes. . . . . . . . . . . .                  7,711        6,489

Income before extraordinary charge. . . . . . . .                 12,318        9,586
Extraordinary charge related to early
   retirement of debt, net of tax . . . . . . . .                     --        4,110

Net income. . . . . . . . . . . . . . . . . . . .  $              12,318  $     5,476

Basic earnings per share:
   Income per share before extraordinary charge .  $                0.69  $      0.52
   Extraordinary charge per share . . . . . . . .                     --         0.22
   Net income per share . . . . . . . . . . . . .  $                0.69  $      0.30

Diluted earnings per share:
   Income per share before extraordinary charge .  $                0.68  $      0.50
   Extraordinary charge per share . . . . . . . .                     --         0.21
   Net income per share . . . . . . . . . . . . .  $                0.68  $      0.29

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . . . .             17,873,924   18,372,544
   Diluted. . . . . . . . . . . . . . . . . . . .             18,151,850   19,422,549



The accompanying notes are an integral part of the unaudited consolidated financial statements.



BRYLANE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)



                                                                         Thirteen
                                                                         Weeks
                                                                         Ended

                                                                         May 2,      May 3,
                                                                          1998        1997

OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  12,318   $   5,476
Impact of other operating activities on cash flows:
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,819       2,526
   Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3,074       3,176
   Non-recurring inventory charge . . . . . . . . . . . . . . . . . . .         --       2,486
   Extraordinary charge related to early retirement of debt . . . . . .         --       6,524
   Non-cash compensation expense. . . . . . . . . . . . . . . . . . . .         --         175
   Loss on sale of assets . . . . . . . . . . . . . . . . . . . . . . .         12          --
   Changes in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .   (12,043)      5,749
      Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,392       9,557
      Catalog costs and paper inventory . . . . . . . . . . . . . . . .        907       5,784
      Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . .     (6,206)     13,070
      Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . .     (1,377)       (864)
      Reserve for returns . . . . . . . . . . . . . . . . . . . . . . .      3,749       5,057
      Other assets and liabilities. . . . . . . . . . . . . . . . . . .      1,975         610

Net cash provided by operating activities . . . . . . . . . . . . . . .     10,620      59,326



INVESTING ACTIVITIES:
   Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . .     (5,188)     (4,047)
   Proceeds from sale of asset. . . . . . . . . . . . . . . . . . . . .         10          --

Net cash used in investing activities . . . . . . . . . . . . . . . . .     (5,178)     (4,047)

FINANCING ACTIVITIES:
   Payments on 1996 and 1997 Bank Credit Facilities. . . . . . . . . .     (11,500)   (293,000)
   Proceeds from issuance of 1997 Bank Credit Facility. . . . . . . . .         --     181,663
   Proceeds from initial public offering. . . . . . . . . . . . . . . .         --      96,000
   Offering fees and expenses . . . . . . . . . . . . . . . . . . . . .         --      (8,046)
   Debt issuance fees and expenses. . . . . . . . . . . . . . . . . . .         --        (203)
   Cash payments on management notes. . . . . . . . . . . . . . . . . .        985          --
   Proceeds received from exercise of options . . . . . . . . . . . . .      9,076          --

Net cash used in financing activities . . . . . . . . . . . . . . . . .     (1,439)    (23,586)

Cash and cash equivalents, at beginning of year . . . . . . . . . . . .      5,083       3,285

Cash and cash equivalents, at end of period . . . . . . . . . . . . . .  $   9,086   $  34,978


The accompanying notes are an integral part of the unaudited consolidated financial statements.



BRYLANE INC.
CONSOLIDATED STATEMENTS OF PARTNERSHIP/STOCKHOLDERS' EQUITY






                                                  Other                             Additional
                                                  Equity     Common Stock           Paid in       Accumulated    Treasury Stock
                                                   (Note A)  Shares        Amount   Capital       Earnings       Shares

Balance, February 1, 1997. . . . . . . . . . . .  $ 30,923              -        -            -   $     72,940                -
   Net income. . . . . . . . . . . . . . . . . .         -              -        -            -         47,035                -
   Tax distributions made to partners. . . . . .         -              -        -            -           (304)               -
   Proceeds from Initial Public Offering . . . .         -      4,000,000  $    40  $    95,960              -                -
   Initial Public Offering expenses. . . . . . .         -              -        -       (8,850)             -                -
   Exchange of partnership units for common. . .   (33,413)    15,471,445      155       33,258              -                -
    stock
   Purchase of treasury stock. . . . . . . . . .         -              -        -            -              -       (2,500,000)
   Recognition of deferred tax asset and
    opening income tax adjustment. . . . . . . .         -              -        -       18,142              -                -
   Loans to management investors . . . . . . . .     2,490              -        -       (2,490)             -                -
   Repayment of management notes . . . . . . . .         -              -        -        1,465              -                -
   Conversion of convertible note. . . . . . . .         -        352,908        4        9,701              -                -
   Conversion of preferred stock . . . . . . . .         -          6,500        -          130              -                -
   Exercise of stock options . . . . . . . . . .         -         79,666        -        1,144              -                -
   Tax benefit related to issuance of shares under       -              -        -        1,008              -                -
       employee benefit plans
   Exchange of stock options . . . . . . . . . .         -              -        -          700              -                -

Balance, January 31, 1998. . . . . . . . . . . .         -     19,910,519      199      150,168        119,671       (2,500,000)
   Net income. . . . . . . . . . . . . . . . . .         -              -        -            -         12,318                -
   Exercise of stock options . . . . . . . . . .         -        623,767        6        9,070              -                -
   Tax benefit related to options exercised. . .         -              -        -        9,245              -                -
   Conversion of convertible note. . . . . . . .         -        374,364        4       10,291              -                -
   Repayment of management notes . . . . . . . .         -              -        -          985              -                -

Balance, May 2, 1998 (unaudited) . . . . . . . .         -     20,908,650  $   209  $   179,759   $    131,989       (2,500,000)












                                                  Amount      Total

Balance, February 1, 1997. . . . . . . . . . . .          -   $ 103,863
   Net income. . . . . . . . . . . . . . . . . .          -      47,035
   Tax distributions made to partners. . . . . .          -        (304)
   Proceeds from Initial Public Offering . . . .          -      96,000
   Initial Public Offering expenses. . . . . . .          -      (8,850)
   Exchange of partnership units for common. . .          -           -
    stock
   Purchase of treasury stock. . . . . . . . . .   (115,000)   (115,000)
   Recognition of deferred tax asset and
    opening income tax adjustment. . . . . . . .          -      18,142
   Loans to management investors . . . . . . . .          -           -
   Repayment of management notes . . . . . . . .          -       1,465
   Conversion of convertible note. . . . . . . .          -       9,705
   Conversion of preferred stock . . . . . . . .          -         130
   Exercise of stock options . . . . . . . . . .          -       1,144

   Tax benefit related to issuance of shares under        -       1,008
       employee benefit plans
   Exchange of stock options . . . . . . . . . .          -         700

Balance, January 31, 1998. . . . . . . . . . . .   (115,000)    155,038
   Net income. . . . . . . . . . . . . . . . . .          -      12,318
   Exercise of stock options . . . . . . . . . .          -       9,076
   Tax benefit related to options exercised. . .          -       9,245
   Conversion of convertible note. . . . . . . .          -      10,295
   Repayment of management notes . . . . . . . .          -         985

Balance, May 2, 1998 (unaudited) . . . . . . . .  $(115,000)  $ 196,957





NOTE A  :  The beginning balance includes general and limited partnership interests, reduction for predecessor cost-carryover basis and loans to management investors.

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

    Brylane's merchandising strategy is to provide value-priced, private label apparel with a consistent quality and fit, to concentrate on apparel with limited fashion risk and to offer a broader selection of sizes and styles in special-size apparel than can be found at most retail stores and in other
competing  catalogs.    Each  of  Brylane's  catalogs  offers  its  customers
contemporary,  traditional  and  basic  apparel.

(2)      BASIS  OF  PRESENTATION:

    The consolidated financial statements at May 2, 1998 are unaudited and have been prepared from the books and records of the Company in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the year ended January 31, 1998.

(3)    SIGNIFICANT  STOCKHOLDER  -  PINAULT-PRINTEMPS-REDOUTE:

    On April 3, 1998, Pinault-Printemps-Redoute, S.A., a company organized under the laws of France ("PPR"), through an affiliate, REDAM LLC, a Delaware limited liability company, acquired 43.7% of the outstanding common stock from certain stockholders of the Company. Concurrently, the Company and PPR entered into a governance agreement (the "Governance Agreement") pursuant to which PPR's ability to acquire additional common stock and to take other actions is limited.

(4)    COMMITMENTS  AND  CONTINGENCIES:

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

(5)    RECLASSIFICATIONS:

    Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation. Such reclassifications had no effect on previously reported net income.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS  OF  OPERATIONS





The following table sets forth certain operating data of Brylane Inc. for the periods indicated.


                                                Thirteen Weeks Ended
                                                        (In thousands)
                                                           (Unaudited)

                                                             May 2, 1998            May 3, 1997
Net sales. . . . . . . . . . . . . . . . . . .               $ 347,604   100.0%  $    328,801  100.0%
Gross margin . . . . . . . . . . . . . . . . .                 171,187    49.2        159,754   48.6%
Operating expenses:
   Catalog and advertising . . . . . . . . . .                  85,994    24.7         83,339   25.3%
   Fulfillment . . . . . . . . . . . . . . . .                  30,166     8.7         28,070    8.6%
   Support services. . . . . . . . . . . . . .                  24,404     7.0         22,010    6.7%
   Amortization of acquisitions
      intangibles and organization costs . . .                   2,824     0.8          2,732    0.8%
Operating income . . . . . . . . . . . . . . .                  27,799     8.0         23,603    7.2%
   Add back:
       Non-recurring inventory charge (1). . .                      --      --          2,486    0.7

       Compensation expense (2) . . .                               --      --            175    0.1

       Operating adjustments (3)                                 1,610     0.5             --     --
Operating income before acquisitions
   related and non-recurring adjustments . . .                $ 29,409     8.5%  $     26,264    8.0%


(1) The non-recurring inventory charge resulted from increasing inventory by $5.0 million for the
Chadwicks Acquisition to reflect the fair market value of the inventory at December 9, 1996, the closing date of the Chadwick's Acquisition and was completely amortized into cost of goods sold at
January 31, 1998.

(2) Represents non-cash compensation expense related to amendments to options granted under the
Brylane, L.P. 1993 Partnership Unit Option Plan.

(3) Represents $0.7 million in merchandise loss due to the discontinuance of the Sue Brett catalog concept, $0.5 million in expenses associated with the canceled common stock registration and $0.4 million related to the relocation costs for the KingSize business from Hingham, Massachusetts to New
York.

THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 3, 1997

    NET  SALES:

    Net sales increased 5.7% for the thirteen weeks ended May 2, 1998 to $347.6 million from $328.8 million in the comparable period of fiscal 1997. The increase in net sales is primarily due to a 3.4% and a 3.3% increase in circulation and average order size, respectively.

     GROSS  MARGIN:

    Gross margin for the thirteen weeks ended May 2, 1998 increased to $171.2 million (49.2% of net sales) from $159.8 million (48.6% of net sales) for the same period of fiscal 1997. Excluding the charge for merchandise losses due to the discontinuance of the Sue Brett catalog, this quarter's gross margin was $171.9 million (49.4% of net sales) compared to $162.2 million (49.3% of net sales) for the comparable period excluding the non-recurring inventory charge of $2.5 million (0.7% of net sales) related to the step-up in the value of inventory in connection with the Chadwick's acquisition. The increase in the gross margin as a percent of net sales is due primarily to higher initial mark-ups created by favorable merchandise sourcing.

    CATALOG  AND  ADVERTISING  EXPENSE:

    Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For the thirteen weeks ended May 2, 1998, catalog and advertising expense increased to $86.0 million (24.7% of net sales) from $83.3 million (25.3% of net sales) for the same period of fiscal 1997. The decrease as a percent of net sales basis was primarily due to a better in stock position that improved the net sales to gross demand conversion resulting in a 2% improvement in book productivity.

    FULFILLMENT  EXPENSE:

    Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, partially offset by net merchandise postage revenue. Fulfillment expense as reported in the thirteen weeks ended May 2, 1998 increased to $30.2 million (8.7% of net sales) from $28.1 million (8.6% of net sales) for the same period in fiscal 1997.

    SUPPORT  SERVICES  EXPENSE:

    Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense as reported for the thirteen weeks ended May 2, 1998 increased to $24.4 million (7.0% of net sales) from $22.0 million (6.7% of net sales) for the same period in fiscal 1997. The increase on a percent of net sales basis was primarily due to the $0.4 million related to the relocation cost for the KingSize business from Massachusetts to New York and $0.5 million for expenses associated with a canceled common stock registration.

     AMORTIZATION  EXPENSE:

    The increase in the amortization expense for the quarter ending May 2, 1998 as compared to the prior year's period is due to increased amortization of the remaining net book value of certain trademarks which was accelerated concurrent with changes in ownership which occurred in conjunction with the Company's secondary offering in October, 1997.

    OPERATING  INCOME:

    Operating income before acquisitions-related and non-recurring adjustments in the thirteen weeks ended May 2, 1998 increased to $29.4 million (8.5% of net sales) from $26.3 million (8.0% of net sales) for the same period of fiscal 1997. Operating income improved by $3.1 million due to an increase in net sales and a decrease in catalog and advertising expenses as a percent of net sales.

    INTEREST  EXPENSE:

    Interest expense, net, in the thirteen weeks ended May 2, 1998 increased to $7.8 million compared to $7.5 million for the comparable period in 1997. Excluding interest income of $1.0 million related to a purchase price adjustment associated with the Chadwick's Acquisition last year, interest expense decreased by $0.7 million which was due to both lower average outstanding debt and slightly lower interest rates on the term loans of the 1997 Bank Credit Facility and the term loan of the Amended 1997 Bank Credit Facility.

    INCOME  BEFORE  INCOME  TAXES  AND  EXTRAORDINARY  CHARGE:

    Income before income taxes and extraordinary charge increased to $20.0 million in the first quarter of 1998 from $16.1 million for the same period of fiscal 1997. The improvement in income is due to an increase in net sales and a decrease in catalog and advertising expenses as a percent of net sales.

    INCOME  TAXES:

    The effective tax rate declined to 38.5% in the first quarter of 1998 from 40.4% in the first quarter of 1997 due to the period prior to the initial public offering of Brylane Inc.

    NET  INCOME:

    Net income increased to $12.3 million ($.68 per share on a diluted basis) for the thirteen weeks ended May 2, 1998 from $5.5 million ($.29 per share on a diluted basis) for the comparable period in fiscal 1997 (excluding the extraordinary charge of $4.1 million for the write off of debt issuance costs, first quarter 1997 net income was $9.6 million or $.50 per share on a diluted basis). This was primarily due to an increase in net sales and a decrease in catalog and advertising expenses as a percent of net sales.

LIQUIDITY  AND  CAPITAL  RESOURCES:

    The Company has historically met its working capital needs, principally building inventory to meet increased sales, and its capital expenditure requirements primarily through funds generated from operations. The Company's liquidity requirements have also included servicing the debt incurred to finance various acquisitions and includes servicing debt incurred to finance the repurchase of common stock in the third quarter of fiscal 1997.

    Cash flow provided by operating activities was $10.6 million for the thirteen weeks ended May 2, 1998, from $59.3 million for the thirteen weeks ended May 3, 1997. This decrease was primarily due to an increase in net working capital due to a reduction in accounts payable, an increase in deferred accounts receivable and a smaller decrease in all inventories and catalog costs as compared to the prior year. During the quarter the Company paid $11.5 million in debt payments and received $9.1 million in cash from employees exercising stock options as discussed below.

    Investing activities resulted in net cash used of $5.2 million in the thirteen weeks ended May 2, 1998 compared to $4.0 million in the same period in fiscal 1997. The Company's capital expenditures for the remainder of fiscal 1998 are estimated to be $7.8 million. Brylane plans to fund its capital expenditures for fiscal 1998 using cash generated from operations.

    Financing activities for the thirteen weeks ended May 2, 1998 resulted in a net use of cash of $1.4 million compared with $23.6 million in the prior year. The Company received proceeds of $9.1 million related to the exercise of stock options and $1.0 million from the payment of management notes related to stock subscriptions in the thirteen weeks ended May 2, 1998. As a result of stock option exercises, a $9.2 million tax benefit was recorded as additional paid in capital. The Company made a scheduled payment of $2.5 million on the Term Loan and a payment of $9.5 million on the short-term revolver. The Revolving Credit Facility can be used for general corporate purposes, including working capital needs, letters of credit and permitted acquisitions. As of May 2, 1998, Brylane had $212.5 million in borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $47.7 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $112.3 million.

    While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, debt service on its indebtedness (including scheduled prepayments under the Amended 1997 Bank Credit Facility), and planned capital expenditures for the foreseeable future. In addition, the Company will have availability under the Revolving Credit Facility to finance capital needs.

    This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to a number of risks and uncertainties, including among other things, competition, risks associated with the Sears Agreement, the impact of increases in costs of postage, paper and printing, control of the Company by PPR, risks associated with acquisitions and risks related to unionized employees. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors or other risks. The Company undertakes no obligation to publicly release the results of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

PART II - OTHER INFORMATION



ITEM 4 - Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of Stockholders on Thursday, May 28, 1998. The following items were approved by the stockholders:
    1. Elect nine directors to the Board for one year terms.
    2. Approve the Company's 1998 Performance Stock Option Plan.
    3. Ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors.





                                                         For         Against    Abstain/Withheld
Elect directors to the Board:
    Judith E. Cambell . . . . . . . . . . . . . . . . .  17,455,672          0            14,275
    Peter J. Canzone. . . . . . . . . . . . . . . . . .  17,455,964          0            13,493
    William C. Johnson. . . . . . . . . . . . . . . . .  17,455,672          0            14,275
    Hartmut Kramer. . . . . . . . . . . . . . . . . . .  17,455,672          0            14,065
    Johannes Loning . . . . . . . . . . . . . . . . . .  17,455,672          0            14,065
    Antoine Metzger . . . . . . . . . . . . . . . . . .  17,455,672          0            14,065
    Richard Simonin . . . . . . . . . . . . . . . . . .  17,455,672          0            14,065
    Peter M. Starrett . . . . . . . . . . . . . . . . .  17,455,972          0            13,675
    Serge Weinberg. . . . . . . . . . . . . . . . . . .  17,455,672          0            14,065

Approval of 1998 Performance Stock Option Plan. . . . .  12,076,289  5,382,420            11,237

Ratify Coopers & Lybrand L.L.P. as Independent Auditors  17,463,770      1,252             4,925




ITEM 6 - Exhibits and Reports on Form 8-K

    (a)  Exhibits.

         11.1      Statement  Re  Computation  of  Per  Share  Earnings

         27.1      Financial  Data  Schedule

    (b)  Reports on Form 8-K.

On April 17, 1998, Brylane Inc. filed a Form 8-K in connection with "Item 4 - Control of the Company," whereby Pinault-Printemps-Redoute acquired 43.7% of the outstanding common stock which was held by certain stockholders of the Company.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated : June 11, 1998                BRYLANE INC.



             By:    /s/ Robert A. Pulciani
                        Robert A. Pulciani
                        Executive Vice President, Chief Financial
                        Officer and Secretary and Treasurer of
                        Brylane Inc.

                        (On behalf of the Registrant and as the principal financial and accounting officer of the Registrant)