Form 10-Q
period 1998-08-01
BRYLANE INC
filed 1998-09-08
CIK 932698

SECURITIES  AND  EXCHANGE  COMMISSION



Washington,  D.C.  20549

FORM  10-Q



(Mark  One)
   [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

FOR  THE  QUARTERLY  PERIOD  ENDED  AUGUST  1,  1998


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




    Indicate  by  check  mark  whether  the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 dring the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements    for  the  past  90  days.  Yes  [X]  or  No  __




    The number of shares of the registrant's common stock outstanding as of August 28, 1998 was 18,477,150 shares.

1
PAGE


BRYLANE  INC.
Form  10-Q
For  the  Quarterly  Period  Ended
August  1,  1998


INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page
                                                                           -------
Part I - Financial Information

Item 1 - Financial Statements
    a) Report of Independent Accountants. . . . . . . . . . . . . . . . .        3

    b) Consolidated Balance Sheets
        August 1, 1998 (unaudited) and January 31, 1998 . . . . . . . . .        4

    c) Consolidated Statements of Income (unaudited)
        Thirteen weeks ended August 1, 1998 and August 2, 1997 and
        Twenty-six weeks ended August 1, 1998 and August 2, 1997. . . . .        5

    d) Consolidated Statements of Cash Flows (unaudited)
        Twenty-six weeks ended August 1, 1998 and August 2, 1997. . . . .        6

    e) Consolidated Statements of Partnership/Stockholders' Equity
        Year ended January 31, 1998 and twenty-six weeks ended
        August 1, 1998 (unaudited). . . . . . . . . . . . . . . . . . . .        7

    f) Notes to Unaudited Consolidated Financial Statements . . . . . . .    8 - 9

Item 2 - Management's Discussion and Analysis of Financial Condition and
    Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .  10 - 15

Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .       16

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17




2
PAGE

REPORT  OF  INDEPENDENT  ACCOUNTANTS

To  the  Board  of  Directors  of
Brylane  Inc.

We have reviewed the accompanying consolidated balance sheet of Brylane Inc. as of August 1, 1998, the related consolidated statements of income for the thirteen and twenty-six weeks then ended, the consolidated statement of cash flows for the twenty-six weeks then ended and the consolidated statements of partnership/stockholders' equity for the twenty-six weeks ended August 1, 1998. These consolidated financial statements are the responsibility of the Company's management.

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


/s/  PricewaterhouseCoopers  LLP

Indianapolis,  Indiana
September  2,  1998

3
PAGE




PART I -  FINANCIAL INFORMATION
---------------------------------------------------
ITEM 1 -  Financial Statements
---------------------------------------------------
BRYLANE INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except shares and per share data)

                                                     August 1, 1998    January 31, 1998
													 --------------    ----------------
ASSETS                                                (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents. . . . . . . . . . . .  $            --   $           5,083
   Deferred receivables (net of allowance for
      doubtful accounts of $1,155 and $1,474,
      respectively) . . . . . . . . . . . . . . . .           15,631               8,194
   Accounts receivable, other . . . . . . . . . . .            7,937               7,851
   Inventories. . . . . . . . . . . . . . . . . . .          253,001             219,553
   Catalog costs and paper inventory. . . . . . . .           58,421              51,982
   Other. . . . . . . . . . . . . . . . . . . . . .            6,583               6,426
                                                     ----------------  ------------------

         TOTAL CURRENT ASSETS . . . . . . . . . . .          341,573             299,089

Property and equipment, net . . . . . . . . . . . .           80,246              77,095

Intangibles and deferred financing fees . . . . . .          327,220             333,319

Deferred income taxes . . . . . . . . . . . . . . .           10,697              10,697
                                                     ----------------  ------------------

         TOTAL ASSETS . . . . . . . . . . . . . . .  $       759,736   $         720,200
                                                     ================  ==================


LIABILITIES AND EQUITY
CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . . . . . . .  $       131,086   $         139,480
   Accrued expenses . . . . . . . . . . . . . . . .           29,607              38,705
   Reserve for returns. . . . . . . . . . . . . . .            9,646              17,844
   Revolving line of credit - current portion . . .           54,000              19,000
   Current portion of long-term debt. . . . . . . .           15,000              10,000
                                                     ----------------  ------------------

         TOTAL CURRENT LIABILITIES. . . . . . . . .          239,339             225,029

Long-term debt. . . . . . . . . . . . . . . . . . .          299,507             329,753
Other long-term liabilities . . . . . . . . . . . .           10,574               9,010
                                                     ----------------  ------------------

         TOTAL LIABILITIES. . . . . . . . . . . . .          549,420             563,792

Convertible redeemable preferred stock. . . . . . .               --               1,370

Stockholders' equity:
   Common stock, $.01 par value 40,000,000 shares
      authorized; 20,977,150 shares issued and
      18,477,150 shares outstanding at August 1,
      1998; 19,910,519 shares issued and 17,410,519
      shares outstanding at January 31, 1998. . . .              210                 199
   Additional paid in capital . . . . . . . . . . .          181,154             150,168
   Retained earnings. . . . . . . . . . . . . . . .          143,952             119,671
   Treasury stock, 2,500,000 shares at cost . . . .         (115,000)           (115,000)
                                                     ----------------  ------------------
            Total stockholders' equity. . . . . . .          210,316             155,038
                                                     ----------------  ------------------

         TOTAL LIABILITIES AND EQUITY . . . . . . .  $       759,736   $         720,200
                                                     ================  ==================

The accompanying notes are an integral part of the unaudited consolidated financial statements.

4
PAGE


BRYLANE  INC.
CONSOLIDATED  STATEMENTS  OF  INCOME
(Dollars  in  thousands,  except  shares  and  per  share  data)
(Unaudited)




                                                   Thirteen         Thirteen         Twenty-six       Twenty-six
                                                   Weeks Ended      Weeks Ended      Weeks Ended      Weeks Ended
                                                   ---------------  ---------------  ---------------  ---------------

                                                   August 1, 1998   August 2, 1997   August 1, 1998   August 2, 1997
                                                   ---------------  ---------------  ---------------  ---------------

Net sales . . . . . . . . . . . . . . . . . . . .  $       300,532  $       274,656  $       648,136  $       603,457
   Cost of goods sold . . . . . . . . . . . . . .          152,522          144,239          328,939          313,286
                                                   ---------------  ---------------  ---------------  ---------------
Gross margin. . . . . . . . . . . . . . . . . . .          148,010          130,417          319,197          290,171

Operating expenses:
   Catalog and advertising. . . . . . . . . . . .           63,788           54,540          149,782          137,879
   Fulfillment. . . . . . . . . . . . . . . . . .           33,696           28,345           63,862           56,415
   Support services . . . . . . . . . . . . . . .           20,916           21,740           45,320           43,750
   Intangibles and organization cost amortization            2,825            2,734            5,649            5,466
                                                   ---------------  ---------------  ---------------  ---------------
Total operating expenses. . . . . . . . . . . . .          121,225          107,359          264,613          243,510
                                                   ---------------  ---------------  ---------------  ---------------

Operating income. . . . . . . . . . . . . . . . .           26,785           23,058           54,584           46,661
Interest expense, net . . . . . . . . . . . . . .            7,332            6,157           15,102           13,685
                                                   ---------------  ---------------  ---------------  ---------------

Income before income taxes
   and extraordinary charge . . . . . . . . . . .           19,453           16,901           39,482           32,976
Provision for income taxes. . . . . . . . . . . .            7,490            6,253           15,201           12,742
                                                   ---------------  ---------------  ---------------  ---------------

Income before extraordinary charge. . . . . . . .           11,963           10,648           24,281           20,234
Extraordinary charge related to early
   retirement of debt, net of tax . . . . . . . .               --               --               --            4,110
                                                   ---------------  ---------------  ---------------  ---------------

Net income. . . . . . . . . . . . . . . . . . . .  $        11,963  $        10,648  $        24,281  $        16,124
                                                   ===============  ===============  ===============  ===============

Basic earnings per share:
   Income per share before extraordinary charge .  $          0.65  $          0.55  $          1.34  $          1.04
   Extraordinary charge per share . . . . . . . .               --               --               --             0.21
                                                   ---------------  ---------------  ---------------  ---------------
   Net income per share . . . . . . . . . . . . .  $          0.65  $          0.55  $          1.34  $          0.83
                                                   ===============  ===============  ===============  ===============

Diluted earnings per share:
   Income per share before extraordinary charge .  $          0.64  $          0.53  $          1.31  $          1.00
   Extraordinary charge per share . . . . . . . .               --               --               --             0.20
                                                   ---------------  ---------------  ---------------  ---------------
   Net income per share . . . . . . . . . . . . .  $          0.64  $          0.53  $          1.31  $          0.80
                                                   ===============  ===============  ===============  ===============

Weighted average shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . . . .       18,447,040       19,471,445       18,165,966       19,471,445
   Diluted. . . . . . . . . . . . . . . . . . . .       18,658,223       20,618,618       18,568,508       20,580,336


The  accompanying  notes  are  an  integral  part  of  the  unaudited  consolidated  financial  statements.


5
PAGE



BRYLANE  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Dollars  in  thousands)
(Unaudited)



                                                                Twenty-six        Twenty-six
                                                                Weeks Ended       Weeks Ended
                                                                August 1, 1998    August 2, 1997
                                                                ----------------  ----------------

OPERATING ACTIVITIES:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . .  $        24,281   $        16,124
Impact of other operating activities on cash flows:
   Depreciation. . . . . . . . . . . . . . . . . . . . . . . .            5,701             5,143
   Amortization. . . . . . . . . . . . . . . . . . . . . . . .            6,148             6,298
   Non-recurring inventory charge. . . . . . . . . . . . . . .               --             3,315
   Extraordinary charge related to early retirement of debt. .               --             6,524
   Non-cash compensation expense . . . . . . . . . . . . . . .               26               349
   Loss on sale of assets. . . . . . . . . . . . . . . . . . .               37                --
   Changes in operating assets and liabilities:
      Accounts receivable. . . . . . . . . . . . . . . . . . .           (7,523)            9,148
      Inventories. . . . . . . . . . . . . . . . . . . . . . .          (33,448)          (23,037)
      Catalog costs and paper inventory. . . . . . . . . . . .           (6,439)           (1,723)
      Accounts payable . . . . . . . . . . . . . . . . . . . .           (8,394)           15,442
      Accrued expenses . . . . . . . . . . . . . . . . . . . .              147            (3,706)
      Reserve for returns. . . . . . . . . . . . . . . . . . .           (8,198)           (7,318)
      Other assets and liabilities . . . . . . . . . . . . . .            2,519             4,176
                                                                ----------------  ----------------

Net cash (used in) provided by operating activities. . . . . .          (25,143)           30,735
                                                                ----------------  ----------------



INVESTING ACTIVITIES:
   Capital expenditures. . . . . . . . . . . . . . . . . . . .          (10,014)           (7,322)
   Purchase price adjustment related to Chadwick's Acquisition               --            28,805
   Proceeds from sale of asset . . . . . . . . . . . . . . . .               13                --
                                                                ----------------  ----------------

Net cash (used in)provided by investing activities . . . . . .          (10,001)           21,483
                                                                ----------------  ----------------

FINANCING ACTIVITIES:
   Payments on debt. . . . . . . . . . . . . . . . . . . . . .           (5,000)         (324,793)
   Additions to debt . . . . . . . . . . . . . . . . . . . . .           25,000           181,663
   Proceeds from initial public offering . . . . . . . . . . .               --            96,000
   Offering fees and expenses. . . . . . . . . . . . . . . . .               --            (8,170)
   Debt issuance fees and expenses . . . . . . . . . . . . . .               --              (203)
   Cash payments on management notes . . . . . . . . . . . . .              985                --
   Proceeds received from exercise of options. . . . . . . . .            9,076                --
                                                                ----------------  ----------------

Net cash provided by (used in) financing activities. . . . . .           30,061           (55,503)
                                                                ----------------  ----------------

Cash and cash equivalents, at beginning of year. . . . . . . .            5,083             3,285
                                                                ----------------  ----------------

Cash and cash equivalents, at end of period. . . . . . . . . .  $            --   $            --
                                                                ================  ================

The  accompanying  notes  are an integral part of the unaudited consolidated financial statements.


6
PAGE

BRYLANE  INC.
CONSOLIDATED  STATEMENTS  OF  PARTNERSHIP/STOCKHOLDERS'  EQUITY
(Dollars  in  thousands)



                                              Other      Common      Common   Additional                Treasury     Treasury
                                              Equity     Stock       Stock    Paid in       Retained    Stock        Stock
                                              (Note A)   Shares      Amount   Capital       Earnings    Shares       Amount
                                              ---------  ----------  -------  ------------  ----------  -----------  ----------

Balance, February 1, 1997. . . . . . . . . .  $ 30,923            -        -            -   $  72,940            -           -
   Net income. . . . . . . . . . . . . . . .         -            -        -            -      47,035            -           -
   Tax distributions made to partners. . . .         -            -        -            -        (304)           -           -
   Proceeds from Initial Public Offering . .         -    4,000,000  $    40  $    95,960           -            -           -
   Initial Public Offering expenses. . . . .         -            -        -       (8,850)          -            -           -
   Exchange of partnership units for common
    stock. . . . . . . . . . . . . . . . . .   (33,413)  15,471,445      155       33,258           -            -           -
   Purchase of treasury stock. . . . . . . .         -            -        -            -           -   (2,500,000)  $(115,000)
   Recognition of deferred tax asset and
    opening income tax adjustment. . . . . .         -            -        -       18,142           -            -           -
   Loans to management investors . . . . . .     2,490            -        -       (2,490)          -            -           -
   Repayment of management notes . . . . . .         -            -        -        1,465           -            -           -
   Conversion of convertible note. . . . . .         -      352,908        4        9,701           -            -           -
   Conversion of preferred stock . . . . . .         -        6,500        -          130           -            -           -
   Exercise of stock options . . . . . . . .         -       79,666        -        1,144           -            -           -
   Tax benefit related to issuance of shares
    under employee benefit plans . . . . . .         -            -        -        1,008           -            -           -
   Exchange of stock options . . . . . . . .         -            -        -          700           -            -           -
                                              ---------  ----------  -------  ------------  ----------  -----------  ----------
Balance, January 31, 1998. . . . . . . . . .         -   19,910,519      199      150,168     119,671   (2,500,000)   (115,000)
   Net income. . . . . . . . . . . . . . . .         -            -        -            -      24,281            -           -
   Exercise of stock options . . . . . . . .         -      623,767        6        9,070           -            -           -
   Tax benefit related to options
    exercised. . . . . . . . . . . . . . . .         -            -        -        9,245           -            -           -
   Conversion of convertible note. . . . . .         -      374,364        4       10,291           -            -           -
   Conversion of preferred stock . . . . . .         -       68,500        1        1,369           -            -           -
   Stock options outstanding, net. . . . . .         -            -        -           26           -            -           -
   Repayment of management notes . . . . . .         -            -        -          985           -            -           -
                                              ---------  ----------  -------  ------------  ----------  -----------  ----------

Balance, August 1, 1998 (unaudited). . . . .  $      -   20,977,150  $   210  $   181,154   $ 143,952   (2,500,000)  $(115,000)
                                              =========  ==========  =======  ============  ==========  ===========  ==========


                                              Total
                                              ----------

Balance, February 1, 1997. . . . . . . . . .  $ 103,863
   Net income. . . . . . . . . . . . . . . .     47,035
   Tax distributions made to partners. . . .       (304)
   Proceeds from Initial Public Offering . .     96,000
   Initial Public Offering expenses. . . . .     (8,850)
   Exchange of partnership units for common
    stock. . . . . . . . . . . . . . . . . .          -
   Purchase of treasury stock. . . . . . . .   (115,000)
   Recognition of deferred tax asset and
    opening income tax adjustment. . . . . .     18,142
   Loans to management investors . . . . . .          -
   Repayment of management notes . . . . . .      1,465
   Conversion of convertible note. . . . . .      9,705
   Conversion of preferred stock . . . . . .        130
   Exercise of stock options . . . . . . . .      1,144
   Tax benefit related to issuance of shares
    under employee benefit plans . . . . . .      1,008
   Exchange of stock options . . . . . . . .        700
                                              ----------
Balance, January 31, 1998. . . . . . . . . .    155,038
   Net income. . . . . . . . . . . . . . . .     24,281
   Exercise of stock options . . . . . . . .      9,076
   Tax benefit related to options
    exercised. . . . . . . . . . . . . . . .      9,245
   Conversion of convertible note. . . . . .     10,295
   Conversion of preferred stock . . . . . .      1,370
   Stock options outstanding, net. . . . . .         26
   Repayment of management notes . . . . . .        985
                                              ----------

Balance, August 1, 1998 (unaudited). . . . .  $ 210,316
                                              ==========

Note A : The beginning balance includes general and limited partnership interests, reduction for predecessor cost-carryover basis and loans to management investors.

The  accompanying  notes  are an integral part of the unaudited consolidated financial statements.

7
PAGE

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

(2)   BASIS  OF  PRESENTATION:

     The consolidated financial statements at August 1, 1998 are unaudited and have been prepared from the books and records of the Company in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the year ended January 31, 1998.

(3)  SIGNIFICANT  STOCKHOLDER  -  PINAULT-PRINTEMPS-REDOUTE:

     On April 3, 1998, Pinault-Printemps-Redoute, S.A., a company organized under the laws of France ("PPR"), through an affiliate, REDAM LLC, a Delaware limited liability company, acquired 43.7% of the outstanding common stock from certain stockholders of the Company. Concurrently, the Company and PPR entered into a governance agreement (the "Governance Agreement") that includes a standstill period of three years which limits PPR's ability to acquire additional common stock to approximately 47.5% of the outstanding shares and restricts PPR from taking certain other actions. PPR has increased its ownership of common stock as of August 17, 1998 to 46.7% of the common stock outstanding.

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

     The Company is under audit by the Indiana Department of Revenue ("IDR") and had anticipated an assessment of approximately $2.3 million, net of federal tax benefit. The Company has continued its negotiations with the IDR, and, in the opinion of management, there is a reasonable possibility that this matter could be resolved in the near term. While no resolution has been finalized, the obligation, if any, should be substantially reduced.

(5)  ADOPTION  OF  A  NEW  ACCOUNTING  STANDARD:

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The standard is effective for fiscal years beginning after December 15, 1998, with early adoption encouraged. The Company applied the new rules prospectively beginning in the first quarter of 1998 and, based on current circumstances, does not believe the application of the new rules will have a material impact on the consolidated financial statements.


(6)  RECLASSIFICATIONS:

     Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation. Such reclassifications had no effect on previously reported net income.

9
PAGE

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operation

    This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to a number of risks and uncertainties, including among other things, competition, risks associated with the Sears Agreement, the impact of increases in costs of postage, paper and printing, control of the Company by PPR, risks associated with acquisition and risks related to unionized employees. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors or other risks. The Company undertakes no obligation to publicly release the results of any revisions of these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS  OF  OPERATIONS

The  following  table  sets  forth  certain  operating  data  of  Brylane  Inc.  for  the  periods  indicated.

                                     Thirteen                  Thirteen                  Twenty-six
                                     Weeks Ended               Weeks Ended               Weeks Ended
                                     ----------------          ----------------          ----------------
                                     (Dollars In               (Dollars In               (Dollars In
                                      thousands)                thousands)                thousands)
                                     (Unaudited)               (Unaudited)               (Unaudited)

                                     August 1, 1998            August 2, 1997            August 1, 1998
                                     ----------------          ----------------          ----------------
Net sales . . . . . . . . . . . . .  $        300,532  100.0%  $        274,656  100.0%  $        648,136  100.0%
Gross margin. . . . . . . . . . . .           148,010   49.2            130,417   47.5            319,197   49.2
Operating expenses:
   Catalog and advertising. . . . .            63,788   21.2             54,540   19.9            149,782   23.1
   Fulfillment. . . . . . . . . . .            33,696   11.2             28,345   10.3             63,862    9.8
   Support services . . . . . . . .            20,916    7.0             21,740    7.9             45,320    7.0
   Amortization of acquisitions
      intangibles and organization
      costs . . . . . . . . . . . .             2,825    0.9              2,734    1.0              5,649    0.9
                                     ----------------  ------  ----------------  ------  ----------------  ------
Operating income. . . . . . . . . .            26,785    8.9             23,058    8.4             54,584    8.4
   Add back:
     Non-recurring inventory
       charge (1) . . . . . . . . .                --     --                829    0.3                 --     --
     Compensation expense (2) . . .                --     --                174    0.1                 --     --
     Operating adjustments (3). . .              765     0.3                 --     --              2,375    0.4
                                     ----------------  ------  ----------------  ------  ----------------  ------
Operating income before
  acquisitions related and
  non-recurring adjustments . . . .  $         27,550    9.2%  $         24,061    8.8%  $         56,959    8.8%
                                     ================  ======  ================  ======  ================  ======

                                     Twenty-six
                                     Weeks Ended
                                     ----------------
                                     (Dollars In
                                      thousands)
                                     (Unaudited)

                                     August 2, 1997
                                     ----------------
Net sales . . . . . . . . . . . . .  $        603,457  100.0%
Gross margin. . . . . . . . . . . .           290,171   48.1
Operating expenses:
   Catalog and advertising. . . . .           137,879   22.9
   Fulfillment. . . . . . . . . . .            56,415    9.4
   Support services . . . . . . . .            43,750    7.2
   Amortization of acquisitions
      intangibles and organization
      costs . . . . . . . . . . . .             5,466    0.9
                                     ----------------  ------
Operating income. . . . . . . . . .            46,661    7.7
   Add back:
     Non-recurring inventory
       charge (1) . . . . . . . . .             3,315    0.5
     Compensation expense (2) . . .               349    0.1
     Operating adjustments (3). . .                --     --
                                     ----------------  ------
Operating income before
  acquisitions related and
  non-recurring adjustments . . . .  $         50,325    8.3%
                                     ================  ======

(1) The non-recurring inventory charge resulted from increasing inventory by $5.0 million for the Chadwick's Acquisition to reflect the fair market value of the inventory at December 9, 1996, the closing date of the Chadwick's Acquisition and was completely amortized into cost of goods sold at January 31, 1998.

(2) Represents non-cash compensation expense related to amendments to options granted under the Brylane, L.P. 1993 Partnership Unit Option Plan.

(3) Represents $0.5 million in merchandise loss related to the discontinuance of the Sue Brett catalog concept and $0.3 million related to the relocation costs for the KingSize business from Hingham, Massachusetts to New York for the thirteen weeks ended August 1, 1998. For the twenty-six weeks ended August 1, 1998, includes $1.1 million in merchandise loss related to the discontinuance of Sue Brett, $0.5 million in expenses associated with the canceled common stock registration and $0.7 million of relocation costs for the KingSize business.


10
PAGE

THIRTEEN WEEKS ENDED AUGUST 1, 1998 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 2, 1997

     NET  SALES:

     Net sales increased 9.4% for the thirteen weeks ended August 1, 1998 to $300.5 million from $274.7 million in the comparable period of fiscal 1997. The increase in net sales is primarily related to an increase in sales volume due to both a 5.5% and a 4.2% increase in circulation and average order size, respectively.

     GROSS  MARGIN:

     Gross margin for the thirteen weeks ended August 1, 1998 increased to $148.0 million (49.2% of net sales) from $130.4 million (47.5% of net sales) for the same period of fiscal 1997. Excluding the non-recurring inventory charge of $0.8 million (0.3% of net sales) related to the step-up in the value of inventory in connection with the Chadwick's acquisition, last year's gross margin would have been $131.2 million (47.8% of net sales). The increase in the gross margin as a percent of net sales in fiscal 1998 is due primarily to higher initial mark-ups created by favorable merchandise sourcing from direct offshore purchases.

     CATALOG  AND  ADVERTISING  EXPENSE:

     Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For the thirteen weeks ended August 1, 1998, catalog and advertising expense increased to $63.8 million (21.2% of net sales) from $54.5 million (19.9% of net sales) for the same period of fiscal 1997. The increase in expense is primarily due to an increase in circulation and higher paper costs.

     FULFILLMENT  EXPENSE:

     Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, reduced by net merchandise postage revenue. Fulfillment expense as reported in the thirteen weeks ended August 1, 1998 increased to $33.7 million (11.2% of net sales) from $28.3 million (10.3% of net sales) for the same period in fiscal 1997. The increase in fulfillment expense relates to the start up of additional distribution operations as well as an increase in credit service expenses primarily related to chargebacks associated with the deferred billing programs.

     SUPPORT  SERVICES  EXPENSE:

     Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense as reported for the thirteen weeks ended August 1, 1998 decreased to $20.9 million (7.0% of net sales) from $21.7 million (7.9% of net sales) for the same period in fiscal 1997. The decrease was primarily due to lower incentive compensation expense, partially offset by higher staffing costs to support growth initiatives in the quarter ended August 1, 1998.

     AMORTIZATION  EXPENSE:

     Amortization expense for the thirteen weeks ended August 1, 1998, increased to $2.8 million (0.9% of net sales) from $2.7 million (1.0% of net sales) for the same period in fiscal 1997. The increase in the amortization expense is due to increased amortization of the remaining net book value of certain trademarks which was accelerated concurrent with changes in ownership which occurred in conjunction with the Company's secondary offering in October, 1997.

     OPERATING  INCOME:

     Operating income before acquisitions-related and non-recurring adjustments in the thirteen weeks ended August 1, 1998 increased to $26.8 million (8.9% of net sales) from $23.1 million (8.4% of net sales) for the same period of fiscal 1997. Operating income improved by $3.7 million due to an increase in revenues as a result of higher sales volume, and an increase in gross margin as a result of favorable merchandise sourcing partially offset by higher catalog and operating expenses.

     INTEREST  EXPENSE:

     Interest expense, net, for the thirteen weeks ended August 1, 1998 increased to $7.3 million compared to $6.2 million for the comparable period in 1997. Interest expense increased by $1.1 million due to higher average outstanding debt balances partially offset by slightly lower interest rates on the term loans of the 1997 Bank Credit Facility and the term loan of the Amended 1997 Bank Credit Facility.

     INCOME  BEFORE  INCOME  TAXES  AND  EXTRAORDINARY  CHARGE:

     Income before income taxes and extraordinary charge increased to $19.5 million for the thirteen weeks ended August 1, 1998 from $16.9 million for the same period of fiscal 1997. The improvement in income is due to an increase in revenues as a result of higher sales volume, and an increase in gross margin as a result of favorable merchandise sourcing, partially offset by higher catalog, operating and interest expenses.

     INCOME  TAXES:

     The provision for income taxes is based on current estimates by management of the annual effective tax rate. The effective tax rate was 38.5% for the thirteen weeks ended August 1, 1998 compared to 37.0% for the thirteen weeks ended August 2, 1997.

     NET  INCOME:

     Net income increased to $12.0 million ($0.64 per share on a diluted basis) for the thirteen weeks ended August 1, 1998 from $10.6 million ($0.53 per share on a diluted basis) for the comparable period in fiscal 1997. The increase was primarily due to an increase in revenues as a result of higher sales volume, and an increase in gross margin as a result of favorable merchandise sourcing partially offset by higher catalog, operating and interest expenses.


TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

     NET  SALES:

     Net sales increased 7.4% for the twenty-six weeks ended August 1, 1998 to $648.1 million from $603.5 million in the comparable period of fiscal 1997. The increase in net sales is primarily related to an increase in sales volume due to both a 6.3% and a 3.5% increase in circulation and average order size, respectively.

     GROSS  MARGIN:

     Gross margin for twenty-six weeks ended August 1, 1998 increased to $319.2 million (49.2% of net sales) from $290.2 million (48.1% of net sales) for the same period of fiscal 1997. Excluding the non-recurring inventory charge of $3.3 million (0.5% of net sales) related to the step-up in the value of inventory in connection with the Chadwick's acquisition, last year's gross margin would have been $293.5 million (48.6% of net sales). The increase in the gross margin as a percent of net sales in fiscal 1998 is due primarily to higher initial mark-ups created by favorable merchandise sourcing from direct offshore purchases.

     CATALOG  AND  ADVERTISING  EXPENSE:

     Catalog and advertising expense for the twenty-six weeks ended August 1, 1998, increased to $149.8 million (23.1% of net sales) from $137.9 million (22.9% of net sales) for the same period of fiscal 1997. The increase as a percent of net sales was primarily due to an increase in circulation and higher paper costs.

     FULFILLMENT  EXPENSE:

     Fulfillment expense in the twenty-six weeks ended August 1, 1998 increased to $63.9 million (9.8% of net sales) from $56.4 million (9.4% of net sales) for the same period in fiscal 1997. The increase in fulfillment expense relates to the start up of additional distribution operations as well as an increase in credit service expenses primarily related to the chargebacks associated with the deferred billing program.

     SUPPORT  SERVICES  EXPENSE:

     Support services expense for the twenty-six weeks ended August 1, 1998 increased to $45.3 million (7.0% of net sales) from $43.8 million (7.2% of net sales) for the same period in fiscal 1997. The increase was primarily due to expenses associated with the canceled common stock registration and the relocation costs for the KingSize business.

      AMORTIZATION  EXPENSE:

     Amortization expense for the twenty-six weeks ended August 1, 1998, increased to $5.6 million (0.9% of net sales) from $5.5 million (0.9 of net sales) for the same period in fiscal 1997. The increase in the amortization expense is due to increased amortization of the remaining net book value of certain trademarks which was accelerated concurrent with changes in ownership which occurred in conjunction with the Company's secondary offering in October, 1997.

     OPERATING  INCOME:

     Operating income before acquisitions-related and non-recurring adjustments in the twenty-six weeks ended August 1, 1998 increased to $54.6 million (8.4% of net sales) from $46.7 million (7.7% of net sales) for the same period of fiscal 1997. Operating income improved by $7.9 million due to an increase in revenues as a result of higher sales volume, and an increase in gross margin as a result of favorable merchandise sourcing partially offset by higher catalog and operating expenses.

     INTEREST  EXPENSE:

     Interest expense, net, in the twenty-six weeks ended August 1, 1998 increased to $15.1 million compared to $13.7 million for the comparable period in fiscal 1997. Excluding interest income of $1.0 million related to a purchase price adjustment associated with the Chadwick's Acquisition last year, interest expense increased by $0.4 million which was due to both higher average outstanding debt balances partially offset by slightly lower interest rates on the term loans of the 1997 Bank Credit Facility and the term loan of the Amended 1997 Bank Credit Facility.

     INCOME  BEFORE  INCOME  TAXES  AND  EXTRAORDINARY  CHARGE:

     Income before income taxes and extraordinary charge increased to $39.5 million in the twenty-six weeks ended August 1, 1998 from $33.0 million for the same period of fiscal 1997. The improvement in income is due to an increase in revenues as a result of higher sales volume, and an increase in gross margin as a result of favorable merchandise sourcing partially offset by higher catalog, operating and interest expenses.

     INCOME  TAXES:

     The provision for income taxes is based on current estimates by management of the annual effective tax rate. The effective tax rate was 38.5% for the twenty-six weeks ended August 1, 1998 compared to 38.6% for the twenty-six weeks ended August 2, 1997.

     NET  INCOME:

     Net income increased to $24.3 million ($1.31 per share on a diluted basis) for the twenty-six weeks ended August 1, 1998 from $16.1 million ($0.80 per share on a diluted basis) for the comparable period in fiscal 1997 (excluding the extraordinary charge of $4.1 million for the write-off of debt issuance costs, the net income for the twenty-six weeks in fiscal 1997 was $20.2 million or $1.00 per share on a diluted basis). The increase was primarily due to an increase in revenues as a result of higher sales volume, and an increase in gross margin as a result of favorable merchandise sourcing partially offset by higher catalog, operating and interest expenses.

POSTAL  RATE  INCREASE:

     The United States Postal Service announced a postal rate increase commencing on January 10, 1999. Brylane expects the magnitude of the postal increase on catalog postage and merchandise postage to be 3.0% and 9.0% respectively. The Company estimates the annual effect on net income to be $3.0 million, after tax, or approximately $0.15 per share on a diluted basis. Currently, the Company is examining ways to mitigate the costs associated with the postal increase through either price increases and\or reductions in other costs.

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

     Operating activities resulted in cash used of $25.1 million for the twenty-six weeks ended August 1, 1998 compared to cash provided of $30.7 million for the same period in fiscal 1997. Cash used by operations was primarily due to higher deferred receivables due to the increased use of deferred billing options in this season's mailings over the prior year. Also, cash was used to increase inventory levels due to earlier purchasing of Fall/Winter inventory targeted to improve the in-stock position of the Company's catalogs, to fund future catalogs' paper and production costs and to reduce accounts payable due to higher direct offshore purchases.

     Investing activities resulted in net cash used of $10.0 million in the twenty-six weeks ended August 1, 1998 compared to a net source of cash of $21.5 million in the same period in fiscal 1997. The Company's capital expenditures for the remainder of fiscal 1998 are estimated to be $5.8 million. Brylane plans to fund its capital expenditures for fiscal 1998 using cash generated from operations.

     Financing activities for the twenty-six weeks ended August 1, 1998 resulted in net cash provided of $30.1 million compared with a net use of cash of $55.5 million in the prior year. The Company received proceeds of $9.1 million related to the exercise of stock options and $1.0 million from the payment of management notes related to stock subscriptions in the twenty-six weeks ended
August 1, 1998. As a result of stock option exercises, a $9.2 million tax benefit was recorded as additional paid in capital. The Company has made two scheduled payments totaling $5.0 million on the Term Loan and net borrowings of $25.0 million on the revolver for the twenty-six weeks ended August 1, 1998. The Revolving Credit Facility can be used for general corporate purposes, including working capital needs, letters of credit and permitted acquisitions. As of August 1, 1998, Brylane had $244.0 million in borrowings under the Amended 1997 Bank Credit Facility and, after giving effect to the issuance of letters of credit in the amount of $47.9 million which the Company intends to pay using funds generated from operations, had additional capacity under the Revolving
Credit  Facility  of  approximately  $78.1  million.

     The Company intends to redeem all of its $125 million 10% Senior Subordinated Notes due 2003 at the stated call price of 105%, plus accrued interest, on September 21, 1998. In connection with the redemption the Company has received a commitment to amend and restate its existing credit facility to $500 million, in order to, among other things, permit the redemption by increasing the existing term loan for the Senior Subordinated Notes and provide funds for general corporate purposes. The redemption is expected to result in an after tax annual benefit of approximately $2.5 million, or approximately $0.13 per share on a diluted basis in reduced interest costs. The Company will incur an extraordinary charge pertaining to the refinancing of the Senior Subordinated Notes and from amending and restating the Amended 1997 Bank Credit Facility of approximately $6.7 million, net of tax, or approximately $0.36 per share on a diluted basis.

     On August 31, 1998, the Company announced that its Board of Directors (including its independent directors) authorized the purchase of up to $40.0 million of its Common Stock. The repurchase program authorizes management, at its discretion, to make purchases in the open market or in privately negotiated block transactions.

     While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, funding of the purchases of common stock for treasury, debt service on its indebtedness (including scheduled prepayments under the Bank Credit Facility, as it will be amended and restated), and planned capital expenditures for the foreseeable future. In addition, the Company will have availability under the Revolving Credit Facility to finance capital needs.

COMPUTERIZED  OPERATIONS  AND  THE  YEAR  2000:

     The year 2000 issue ("Y2K") is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or produce erroneous results, leading to disruptions in operations. In 1996, the Company developed a Year 2000 audit compliance and certification program. The Company identified three major areas that are critical for successful Y2K compliance: (1) financial and informational system applications, (2) telemarketing and distribution applications and (3) third-party relationships.

     In the financial and information systems area, a number of applications have been identified as not being compliant and by the end of this fiscal year will have been corrected utilizing internal resources with some third-party consulting. Final work is also being completed with its telemarketing and distribution applications. Brylane is not presently aware of any Y2K issues with any of its third party providers whose services are critical to the Company.

     The estimated and actual costs associated with this effort have not been, and are not expected to be, material to operations. Brylane also anticipates simulating a Y2K compliance test on a separate disaster recovery computer system by late fiscal 1998. Brylane has and will continue to monitor all aspects pertaining to Year 2000 compliance.

PART  II  -  OTHER  INFORMATION
-------------------------------

ITEM  6  -  Exhibits  and  Reports  on  Form  8-K
-------------------------------------------------

     (a)  Exhibits.

          11     Statement  Re  Computation  of  Per  Share  Earnings

          27.1   Financial  Data  Schedule

     (b)  Reports  on  Form  8-K.

          None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  September  8,  1998   BRYLANE  INC.




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









17