Form 10-Q
period 1998-10-31
BRYLANE INC
filed 1998-12-09
CIK 932698

SECURITIES  AND  EXCHANGE  COMMISSION

Washington,  D.C.  20549

FORM  10-Q


(Mark  One)
  [  X  ]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  October  31,  1998

OR

  [   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE  ACT  OF  1934

Commission  file  number:    33-86154






BRYLANE INC.
------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware                                                         13-3794198
------------------------------------------------------  -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

463 Seventh Avenue
New York, NY   10018
------------------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code:
(212) 613-9500







     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.   Yes  [X]  No [ ]




     The number of shares of the registrant's common stock outstanding as of November 28, 1998 was 17,240,889 shares.

PAGE

BRYLANE  INC.
FORM  10-Q
For  the  Quarterly  Period  Ended
October  31,  1998




INDEX                                                                           Page
                                                                                -------
Part I - Financial Information

     Item 1 - Financial Statements
          a) Report of Independent Accountants                                        3

          b) Consolidated Balance Sheets
                October 31, 1998 (unaudited) and January 31, 1998                     4

          c) Consolidated Statements of Operations (unaudited)
                Thirteen weeks ended October 31, 1998 and November 1, 1997 and
                Thirty-nine weeks ended October 31, 1998 and November 1, 1997         5

          d) Consolidated Statements of Cash Flows (unaudited)
                Thirty-nine weeks ended October 31, 1998 and November 1, 1997         6

          e) Consolidated Statements of Partnership/Stockholders' Equity
                Year ended January 31, 1998 and thirty-nine weeks ended
                October 31, 1998 (unaudited)                                          7

          f) Notes to Unaudited Consolidated Financial Statements                 8 - 9

     Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 10 - 17

Part II - Other Information
     Item 1 - Legal Proceedings                                                      17

     Item 5 - Other Information                                                      17

     Item 6 - Exhibits and Reports on Form 8-K                                  18 - 19

Signature                                                                            20




2
PAGE

REPORT  OF  INDEPENDENT  ACCOUNTANTS

To  the  Board  of  Directors  of
Brylane  Inc.

We have reviewed the accompanying consolidated balance sheet of Brylane Inc. as of October 31, 1998, the related consolidated statements of operations for the thirteen and thirty-nine weeks then ended, and the related consolidated statements of cash flows and partnership/stockholders' equity for the thirty-nine weeks then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/  PricewaterhouseCoopers  LLP

Indianapolis,  Indiana
December  4,  1998

3
PAGE

PART  I  -  FINANCIAL  INFORMATION
----------------------------------

ITEM  1  -  Financial  Statements
----------------------------------


BRYLANE  INC.
CONSOLIDATED  BALANCE SHEETS
(Dollars  in  thousands,  except  shares  and  per  share  data)


                                                                            October 31,   January 31,
                                                                               1998          1998
																		    ------------  ------------
ASSETS                                                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                              $        --   $     5,083
     Deferred receivables (net of allowance for doubtful accounts
          of $2,098 and $1,474, respectively)                                    25,144         8,194
     Accounts receivable, other                                                  11,257         7,851
     Inventories                                                                240,936       219,553
     Catalog costs and paper inventory                                           67,385        51,982
     Other                                                                        7,334         6,426
																		    ------------  ------------
            Total current assets                                                352,056       299,089

Property and equipment, net                                                      79,998        77,095

Intangibles and deferred financing fees                                         323,711       333,319

Deferred income taxes                                                            10,697        10,697
																		    ------------  ------------
            Total assets                                                    $   766,462   $   720,200
																		    ============  ============
LIABILITIES AND EQUITY
Current liabilities:
     Accounts payable                                                       $   154,301   $   139,480
     Accrued expenses                                                            24,705        38,705
     Reserve for returns                                                         19,837        17,844
     Revolving line of credit - current portion                                  78,000        19,000
     Current portion of long-term debt                                           17,500        10,000
																		    ------------  ------------
            Total current liabilities                                           294,343       225,029

Long-term debt                                                                  282,500       329,753
Other long-term liabilities                                                      11,570         9,010
																		    ------------  ------------
            Total liabilities                                                   588,413       563,792

Convertible redeemable preferred stock                                               --         1,370

Stockholders' equity:
     Common stock, $.01 par value 40,000,000 shares authorized;
          20,980,396 shares issued and 17,239,596 shares outstanding at October 31, 1998; 19,910,519 shares issued and 17,410,519
          shares outstanding at January 31, 1998                                    210           199
     Additional paid in capital                                                 181,263       150,168
     Retained earnings                                                          138,218       119,671
     Treasury stock, at cost, 3,740,800 and 2,500,000 shares, respectively     (141,642)     (115,000)
																		    ------------  ------------
            Total stockholders' equity                                          178,049       155,038
																		    ------------  ------------
            Total liabilities and equity                                    $   766,462   $   720,200
																		    ============  ============

The  accompanying  notes  are  an  integral  part  of the unaudited consolidated financial statements.


4
PAGE


BRYLANE  INC.
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
(Dollars  in  thousands,  except  shares  and  per  share  data)
(Unaudited)


                                                       Thirteen Weeks Ended     Thirty-nine Weeks Ended
                                                     -------------------------  ------------------------

                                                     October 31,   November 1,  October 31,  November 1,
                                                        1998          1997         1998         1997
                                                     ------------  -----------  -----------  -----------

Net Sales                                            $   348,118   $   365,454  $   996,254  $   968,911
     Cost of goods sold                                  177,251       185,536      506,190      498,822
                                                     ------------  -----------  -----------  -----------
Gross margin                                             170,867       179,918      490,064      470,089

Operating expenses:
     Catalog and advertising                              99,411        90,118      249,193      227,997
     Fulfillment                                          36,375        31,193      100,237       87,608
     Support services                                     22,766        22,753       68,086       66,503
     Intangibles and organization cost amortization        2,809         2,684        8,458        8,150
                                                     ------------  -----------  -----------  -----------
Total operating expenses                                 161,361       146,748      425,974      390,258
                                                     ------------  -----------  -----------  -----------

Operating income                                           9,506        33,170       64,090       79,831
Interest expense, net                                      7,897         6,427       22,999       20,112
                                                     ------------  -----------  -----------  -----------
Income before income taxes
     and extraordinary charge                              1,609        26,743       41,091       59,719
Provision for income taxes                                   623         9,895       15,824       22,637
                                                     ------------  -----------  -----------  -----------
Income before extraordinary charge                           986        16,848       25,267       37,082
Extraordinary charge related to early
     retirement of debt, net of tax                        6,720            --        6,720        4,110
                                                     ------------  -----------  -----------  -----------
Net (loss) income                                    $    (5,734)  $    16,848  $    18,547  $    32,972
                                                     ============  ===========  ===========  ===========

Basic earnings per share:
     Income per share before extraordinary charge    $      0.06   $      0.88  $      1.40  $      1.91
     Extraordinary charge per share                         0.38            --         0.37         0.21
                                                     ------------  -----------  -----------  -----------
     Net (loss) income per share                     $     (0.32)  $      0.88  $      1.03  $      1.70
                                                     ============  ===========  ===========  ===========
Diluted earnings per share:
     Income per share before extraordinary charge    $      0.05   $      0.85  $      1.38  $      1.86
     Extraordinary charge per share                         0.37            --         0.37         0.20
                                                     ------------  -----------  -----------  -----------
     Net (loss) income per share                     $     (0.32)  $      0.85  $      1.01  $      1.66
                                                     ============  ===========  ===========  ===========
Weighted average shares outstanding:
     Basic                                            17,888,736    19,178,347   18,073,557   19,373,746
     Diluted                                          17,949,756    20,081,115   18,359,687   20,185,900

The  accompanying  notes  are  an  integral  part  of  the  unaudited consolidated financial statements.


BRYLANE  INC.
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
(Dollars  in  thousands)
(Unaudited)


                                                                     Thirty-nine Weeks Ended
																	-------------------------
                                                                    October 31,   November 1,
                                                                       1998          1997
																	------------  ------------

OPERATING ACTIVITIES:
     Net income                                                     $    18,547   $    32,972
     Impact of other operating activities on cash flows:
         Depreciation                                                     8,663         7,617
         Amortization                                                     9,175         9,187
         Non-recurring inventory charge                                      --         3,315
         Extraordinary charge related to early retirement of debt        10,927         6,524
         Non-cash compensation expense                                       50           523
         Loss on sale of assets                                              41            --
         Changes in operating assets and liabilities:
              Accounts receivable                                       (20,356)      (13,747)
              Inventories                                               (21,383)      (42,795)
              Catalog costs and paper inventory                         (15,403)      (20,839)
              Accounts payable                                           14,821        55,564
              Accrued expenses                                           (4,730)       20,110
              Reserve for returns                                         1,993         7,665
              Other assets and liabilities                                2,890         5,151
																	------------  ------------
Net cash provided by operating activities                                 5,235        71,247
																	------------  ------------
INVESTING ACTIVITIES:
     Capital expenditures                                               (12,855)      (10,319)
     Purchase price adjustment related to Chadwick's Acquisition             --        32,888
     Proceeds from sale of asset                                             13            --
																	------------  ------------
Net cash (used in) provided by investing activities                     (12,842)       22,569
																	------------  ------------
FINANCING ACTIVITIES:
     Payments on debt                                                  (175,000)     (464,662)
     Additions to debt                                                   29,000            --
     Proceeds from issuance of 1997 Bank Credit Facility                     --       181,663
     Proceeds from issuance of Amended and Restated 1997 Bank Credit
        Facility                                                        300,000       235,000
     Redemption of Senior Subordinated Notes                           (131,250)           --
     Proceeds from initial public offering                                   --        96,000
     Offering fees and expenses                                              --        (8,170)
     Debt issuance fees and expenses                                     (3,703)       (1,394)
     Cash receipts on management notes                                    1,025           965
     Proceeds received from exercise of options                           9,094           349
     Purchase of treasury stock                                         (26,642)     (115,000)
																	------------  ------------

Net cash provided by (used in) financing activities                       2,524       (75,249)
																	------------  ------------
Cash and cash equivalents, at beginning of year                           5,083         3,285
																	------------  ------------
Cash and cash equivalents, at end of period                         $        --   $    21,852
																	============  ============

The  accompanying notes are an integral part of the unaudited consolidated financial statements.

6
PAGE

BRYLANE  INC.
CONSOLIDATED  STATEMENTS  OF  PARTNERSHIP/STOCKHOLDERS'  EQUITY
(Dollars  in  thousands)

                                                       Other                            Additional
                                                       Equity        Common Stock        Paid in     Retained
													             ----------------------
                                                       (Note A)    Shares      Amount    Capital     Earnings
													   --------- ------------- -------- ---------  --------------

Balance, February 1, 1997                              $30,923              -        -         -   $      72,940
     Net income                                              -              -        -         -          47,035
     Tax distributions made to partners                      -              -        -         -            (304)
     Proceeds from Initial Public Offering                   -      4,000,000  $    40  $ 95,960               -
     Initial Public Offering expenses                        -              -        -    (8,850)              -
     Exchange of partnership units for common stock    (33,413)    15,471,445      155    33,258               -
     Purchase of treasury stock                              -              -        -         -               -
     Recognition of deferred tax asset and opening
          income tax adjustment                              -              -        -    18,142               -
     Loans to management investors                       2,490              -        -    (2,490)              -
     Repayment of management notes                           -              -        -     1,465               -
     Conversion of convertible note                          -        352,908        4     9,701               -
     Conversion of preferred stock                           -          6,500        -       130               -
     Exercise of stock options                               -         79,666        -     1,144               -
     Tax benefit related to issuance of shares under
          employee benefit plans                             -              -        -     1,008               -
     Exchange of stock options                               -              -        -       700               -
													   --------- ------------- -------- ---------  --------------

Balance, January 31, 1998                                    -     19,910,519      199   150,168         119,671
     Net income                                              -              -        -         -          18,547
     Purchase of treasury stock                              -              -        -         -               -
     Exercise of stock options                               -        627,013        6     9,088               -
     Tax benefit related to options exercised                -              -        -     9,272               -
     Conversion of convertible note                          -        374,364        4    10,291               -
     Conversion of preferred stock                           -         68,500        1     1,369               -
     Stock options outstanding, net                          -              -        -        50               -
     Repayment of management notes                           -              -        -     1,025               -
													   --------- ------------- -------- ---------  --------------
Balance, October 31, 1998 (unaudited)                  $     -     20,980,396  $   210  $181,263   $     138,218
													   ========  ============= ======== =========  ==============

													       Treasury Stock
													   ------------------------
                                                          Shares      Amount      Total
													   ------------ -----------  ---------
Balance, February 1, 1997                                        -           -   $103,863
     Net income                                                  -           -     47,035
     Tax distributions made to partners                          -           -       (304)
     Proceeds from Initial Public Offering                       -           -     96,000
     Initial Public Offering expenses                            -           -     (8,850)
     Exchange of partnership units for common stock              -           -         --
     Purchase of treasury stock                         (2,500,000) $ (115,000)  (115,000)
     Recognition of deferred tax asset and opening
          income tax adjustment                                  -           -     18,142
     Loans to management investors                               -           -         --
     Repayment of management notes                               -           -      1,465
     Conversion of convertible note                              -           -      9,705
     Conversion of preferred stock                               -           -        130
     Exercise of stock options                                   -           -      1,144
     Tax benefit related to issuance of shares under
          employee benefit plans                                 -           -      1,008
     Exchange of stock options                                   -           -        700
													   ------------ -----------  ---------

Balance, January 31, 1998                               (2,500,000)   (115,000)   155,038
     Net income                                                  -           -     18,547
     Purchase of treasury stock                         (1,240,800)    (26,642)   (26,642)
     Exercise of stock options                                   -           -      9,094
     Tax benefit related to options exercised                    -           -      9,272
     Conversion of convertible note                              -           -     10,295
     Conversion of preferred stock                               -           -      1,370
     Stock options outstanding, net                              -           -         50
     Repayment of management notes                               -           -      1,025
													   ------------ -----------  ---------
Balance, October 31, 1998 (unaudited)                   (3,740,800)  $(141,642)  $178,049
													   ============ ===========  =========

Note A:  The beginning balance includes general and limited partnership interests, reduction for predecessor cost-carryover basis and loans to management investors.

The  accompanying notes are an integral part of the unaudited consolidated financial statements.

7
PAGE

                                  BRYLANE INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   NATURE  OF  OPERATIONS:

     Brylane Inc., a Delaware corporation ("Brylane" or the "Company"), is a leading catalog retailer of special-size and regular-size women's and men's apparel. The women's catalogs market apparel in the budget and low to moderate price range and the men's catalogs market apparel in the moderate price range. Brylane services the special-size customer through its Lane Bryant, Roaman's, Jessica London and KingSize (men's) catalogs, and the regular-size customer through its Chadwick's, Lerner, Bridgewater and Brett (men's) catalogs. In addition, the Company's home catalog, introduced in September 1998, offers value-priced home products. Brylane also markets apparel to these same customer segments through four catalogs which it distributes under licensing arrangements with Sears Shop at Home Services, Inc. ("Sears").

     Brylane's merchandising strategy is to provide value-priced, private label apparel with a consistent quality and fit, to concentrate on apparel with limited fashion risk and to offer a broader selection of sizes and styles in special-size apparel than can be found at most retail stores and in other competing catalogs. Each of Brylane' s catalogs offers its customers contemporary, traditional and basic apparel.

(2)  BASIS  OF  PRESENTATION:

     The consolidated financial statements at October 31, 1998 are unaudited and have been prepared from the books and records of the Company in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of financial position and operating results for the interim periods are reflected. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's most recent Annual Report on Form 10-K, which includes financial statements for the year ended January 31, 1998.

(3)  SIGNIFICANT  STOCKHOLDER  -  PINAULT-PRINTEMPS-REDOUTE:

     On April 3, 1998, Pinault-Printemps-Redoute, S.A., a company organized under the laws of France ("PPR"), through an affiliate, acquired 43.7% of the outstanding common stock from certain stockholders of the Company. Concurrently, the Company and PPR entered into a governance agreement (the "Goverance Agreement") that includes a standstill period of three years which limits PPR's ability to acquire additional common stock to approximately 47.5% of the outstanding shares and restricts PPR from taking certain other actions. PPR's beneficial ownership of the common stock outstanding increased from 46.7% as of August 17, 1998 to approximately 49.9% (50.1% together with its other affiliates) as of December 2, 1998 due to additional shares acquired by PPR and the purchase of shares by the Company pursuant to the Common Stock Repurchase Program approved by the Board of Directors.

     On December 2, 1998, at a special meeting of the Board of Directors, the Company's independent directors consented, pursuant to the terms of the Governance Agreement, to allow PPR to make a proposal to acquire all of the outstanding common stock of Brylane not owned by PPR. Having received such consent, PPR then made a proposal, in the form of a letter, to acquire all the outstanding shares not previously owned for a price of $20 per share. The Board has formed a special committee, comprised of the three independent directors, to consider and evaluate the proposal. The special committee will retain its own legal and financial advisors to assist in evaluating the proposal. No time requirement has been placed on the review of the proposal. PPR has indicated to the Company that if it is not able to consummate the proposal at a reasonable price, it currently intends to continue to be a long-term stockholder of Brylane.

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

     The Company has been undergoing an audit by the Indiana Department of Revenue ("IDR"), and had previously disclosed its expectation that an assessment against the Company was probable. Following an in depth review of the circumstances, the IDR has advised the Company that no assessment will be made as a result of this audit.

(5)  NEW  ACCOUNTING  STANDARDS:

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The standard is effective for fiscal years beginning after December 15, 1998, with early adoption encouraged. The Company applied the new rules prospectively beginning in the first quarter of 1998. During the thirty-nine weeks ended October 31, 1998 the Company capitalized $0.9 million, net of tax, ($0.05 per share on a diluted basis) of expenditures related to internally developed software.

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Startup Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of startup activities, including organizational costs, be expensed as incurred and is effective for the Company's fiscal 1999 financial statements. The Company has historically expensed as incurred expenditures associated with startup activities including new businesses.

(6)  RECLASSIFICATIONS:

     Certain amounts in the prior period financial statements have been reclassified to be consistent with the current period presentation. Such reclassifications had no effect on previously reported net income.

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are subject to a number of risks and uncertainties, including among other things, fluctuations in revenue, competition, risks associated with the Sears Agreement, the impact of increases in costs of postage, paper and printing, distribution costs, control of the Company by PPR, risks associated with acquisitions and risks related to unionized employees at certain of the Company's facilities. Actual results in the future could differ materially from those described in the forward-looking statements as a result of such risk factors or other risks. The Company undertakes no obligation to publicly release the results of any revisions of these forward-looking statements that may reflect any future events or circumstances.

RESULTS  OF  OPERATIONS

The following table sets forth certain operating data of Brylane Inc. for the periods indicated.

                                                  Thirteen  Weeks  Ended                    Thirty-nine  Weeks  Ended
											     -----------------------                    -------------------------
                                                 (Dollars  in  thousands)                    (Dollars  in  thousands)
                                                      (Unaudited)                                  (Unaudited)
                                           October 31, 1998       November 1, 1997      October 31, 1998       November 1, 1997
                                         ---------------------- --------------------  ----------------------  -------------------
Net sales                                $ 348,118      100.0%  $ 365,454     100.0%  $ 996,254       100.0%  $968,911     100.0%
Gross margin (1)                           170,867       49.1     179,918      49.2     490,064        49.2    470,089      48.5
Operating expenses:
  Catalog and advertising                   99,411       28.6      90,118      24.7     249,193        25.0    227,997      23.5
  Fulfillment                               36,375       10.5      31,193       8.5     100,237        10.1     87,608       9.0
  Support services                          22,766        6.5      22,753       6.2      68,086         6.8     66,503       6.9
  Amortization of acquisitions
    intangibles and organization costs       2,809        0.8       2,684       0.7       8,458         0.9      8,150       0.8
                                         ----------  ---------- ---------  ---------  ----------  ----------  ---------  --------
Operating income                             9,506        2.7      33,170       9.1      64,090         6.4     79,831       8.3
Interest expense, net                        7,897        2.2       6,427       1.8      22,999         2.3     20,112       2.1
                                         ----------  ---------- ---------  ---------  ----------  ----------  ---------  --------
Income before income taxes and
    extraordinary charge                     1,609        0.5      26,743       7.3      41,091         4.1     59,719       6.2
Provision for income taxes                     623        0.2       9,895       2.7      15,824         1.6     22,637       2.3
                                         ----------  ---------- ---------  ---------  ----------  ----------  ---------  --------
Income before extraordinary charge             986        0.3      16,848       4.6      25,267         2.5     37,082       3.9
Extraordinary charge related to early
    retirement of debt, net of tax           6,720        1.9          --        --       6,720         0.6      4,110       0.5
                                         ----------  ---------- ---------  ---------  ----------  ----------  ---------  --------
Net (loss) income                          ($5,734)      (1.6)%  $ 16,848       4.6%  $  18,547         1.9%   $32,972       3.4%
                                         ==========  ========== =========  =========  ==========  ==========  =========  ========

(1)  Includes  a  $3.3  million  inventory  charge  for  the  thirty-nine weeks ended November 1, 1997 related to the
Chadwick's Acquisition  to reflect  the  fair  market  value  of  the  inventory at December  9,  1996,  the  closing date of the Chadwick's Acquisition.

10
PAGE

RECENT  DEVELOPMENTS:

     The Company's financial results for the thirteen weeks ended October 31, 1998 were adversely impacted by a softening of demand that affected the catalog retail industry in general. Catalog apparel retailers, including the Company, were also negatively affected by unusually warm weather in the Fall season which reduced demand for outerwear, sweaters and wool items. The Company also placed too much emphasis in its Fall catalogs on prior seasons' best sellers. This lack of newness did not stimulate customer response.

     Although the Holiday season typically brings an increase in sales for the retail industry, the Company has not historically experienced marked increases in net sales in the fourth quarter. Accordingly, management expects that net sales in the fourth quarter of 1998 will be 2.0-3.0% below 1997 levels. To address these issues, management has refocused its efforts on presenting a newer merchandise assortment to freshen inventories and expects to increase promotional and liquidation markdowns in the fourth quarter of 1998.

     The United States Postal Service announced a postal rate increase commencing on January 10, 1999. Brylane expects the magnitude of the postal increase on catalog postage and merchandise postage to be approximately 3.0% and 9.0% respectively. The Company estimates the annual effect on net income to be $3.0 million, after tax, or approximately $0.17 per share on a diluted basis. Currently, the Company is examining ways to mitigate the costs associated with the postal increase.

THIRTEEN WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 1, 1997

     NET  SALES:

     Net sales decreased 4.7% for the thirteen weeks ended October 31, 1998 to $348.1 million from $365.5 million in the comparable period of fiscal 1997. While total circulation increased, net sales decreased due to lower demand per book primarily in the regular size businesses which has been impacted by the unusually warm Fall, especially in the demand for sweaters, outerwear and wool items, as well as its heavy reliance on prior years' bestsellers.

     GROSS  MARGIN:

     Gross margin for the thirteen weeks ended October 31, 1998 decreased to $170.9 million (49.1% of net sales) from $179.9 million (49.2% of net sales) for the same period of fiscal 1997. The slight decrease in the gross margin as a percent of net sales is due to higher planned regular, promotional and liquidation markdowns, offset by higher initial mark-ups which were created by favorable merchandise sourcing from direct offshore purchases.

     CATALOG  AND  ADVERTISING  EXPENSE:

     Catalog and advertising expense is comprised of the costs to produce and distribute catalogs, primarily paper, printing and catalog mailing costs, and the cost of acquiring names of prospective customers. For the thirteen weeks ended October 31, 1998, catalog and advertising expense increased to $99.4 million (28.6% of net sales) from $90.1 million (24.7% of net sales) for the same period of fiscal 1997. The increase in expense as a percent of net sales is primarily due to an increase in circulation and lower book productivity.

     FULFILLMENT  EXPENSE:

     Fulfillment expense includes distribution center, telemarketing, credit services and customer service expenses, reduced by net merchandise postage revenue. Fulfillment expense as reported in the thirteen weeks ended October 31, 1998 increased to $36.4 million (10.5% of net sales) from $31.2 million (8.5% of net sales) for the same period in fiscal 1997. The increase in fulfillment expense as a percent of net sales is due to reduced operational efficiencies resulting in higher payroll costs at the West Bridgewater facility, a decrease in net merchandise postage revenue due to the expanded use of shipping incentives and an increase in credit service expenses primarily related to the chargebacks associated with the deferred billing program.

     SUPPORT  SERVICES  EXPENSE:

     Support services expense includes staffing and other administrative overhead costs associated with the operation of the business and the license fees associated with the Company's agreements with Sears Shop At Home. Support services expense as reported for the thirteen weeks ended October 31, 1998 was $22.8 million (6.5% of net sales) compared to $22.8 million (6.2% of net sales) for the same period in fiscal 1997. The increase in support services as a percent of net sales is due to the decrease in revenue versus the same period last year.

     AMORTIZATION  EXPENSE:

     Amortization expense for the thirteen weeks ended October 31, 1998, increased to $2.8 million (0.8% of net sales) from $2.7 million (0.7% of net sales) for the same period in fiscal 1997. The increase in the amortization expense is due to increased amortization of the remaining net book value of certain trademarks which was accelerated concurrent with changes in ownership that occurred in conjunction with the Company's secondary offering in October 1997.

     OPERATING  INCOME:

     Operating income in the thirteen weeks ended October 31, 1998 decreased to $9.5 million (2.7% of net sales) from $33.2 million (9.1% of net sales) for the same period of fiscal 1997. Operating income decreased by $23.7 million due to a decrease in sales volume, higher catalog and operating costs and a decrease in net merchandise postage revenue.

     INTEREST  EXPENSE:

     Interest expense, net, for the thirteen weeks ended October 31, 1998 increased to $7.9 million compared to $6.4 million for the comparable period in 1997. The increase was due to higher average outstanding debt balances (see Liquidity and Capital Resources) partially offset by slightly lower interest rates on the term loan of the Amended and Restated 1997 Bank Credit Facility.

     INCOME  BEFORE  INCOME  TAXES  AND  EXTRAORDINARY  CHARGE:

     Income before income taxes and extraordinary charge decreased to $1.6 million for the thirteen weeks ended October 31, 1998 from $26.7 million for the same period of fiscal 1997. The decrease is primarily due to a decrease in sales volume, higher catalog and operating costs, a decrease in net merchandise postage revenue and an increase in net interest expense.

     INCOME  TAXES:

     The provision for income taxes is based on current estimates by management of the annual effective tax rate. The effective tax rate was 38.5% for the thirteen weeks ended October 31, 1998 compared to 37.0% for the thirteen weeks ended November 1, 1997.

     EXTRAORDINARY  CHARGE:

     The Company's extraordinary charge of $6.7 million, net of tax, ($0.37 per share on a diluted basis) relates to the call premium and the write-off of the unamortized deferred financing fees in connection with the redemption of the Senior Subordinated Notes which occurred in the thirteen weeks ended October 31, 1998.

     NET  (LOSS)  INCOME:

     The Company had a net loss of $5.7 million (($0.32) per share on a diluted basis) for the thirteen weeks ended October 31, 1998 compared to net income of $16.8 million ($0.85 per share on a diluted basis) for the comparable period in fiscal 1997. The decrease is primarily due to a decrease in sales volume, higher catalog and operating costs, a decrease in net merchandise postage revenue, an increase in net interest expense and an extraordinary charge related to the redemption of the Senior Subordinated Notes.

THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

     NET  SALES:

     Net sales increased 2.8% for the thirty-nine weeks ended October 31, 1998 to $996.3 million from $968.9 million in the comparable period of fiscal 1997. The increase in net sales is primarily related to an increase in sales volume from an increase in circulation and average order size, offset by lower demand per book in the regular size businesses as compared to the same period of fiscal 1997.

     GROSS  MARGIN:

     Gross margin for thirty-nine weeks ended October 31, 1998 increased to $490.1 million (49.2% of net sales) from $470.1 million (48.5% of net sales) for the same period of fiscal 1997. Excluding the non-recurring inventory charge of $3.3 million (0.3% of net sales) related to the step-up in the value of inventory in connection with the Chadwick's acquisition, last year's gross margin would have been $473.4 million (48.9% of net sales). The increase in the gross margin as a percent of net sales, excluding the non-recurring inventory charge in fiscal 1997, is due to the higher initial mark-ups created by favorable merchandise sourcing from direct offshore purchases, offset by the effects of higher planned regular, promotional and liquidation markdowns initiated in the third quarter due to softness in demand.

     CATALOG  AND  ADVERTISING  EXPENSE:

     Catalog and advertising expense for the thirty-nine weeks ended October 31, 1998, increased to $249.2 million (25.0% of net sales) from $228.0 million (23.5% of net sales) for the same period of fiscal 1997. The increase as a percent of net sales was primarily due to an increase in circulation and lower book productivity as well as higher paper costs in fiscal 1998.

     FULFILLMENT  EXPENSE:

     Fulfillment expense in the thirty-nine weeks ended October 31, 1998 increased to $100.2 million (10.1% of net sales) from $87.6 million (9.0% of net sales) for the same period in fiscal 1997. The increase in fulfillment expense is primarily due to reduced operational efficiencies resulting in higher payroll costs at the West Bridgewater facility, a decrease in net merchandise postage revenue due to the expanded use of shipping incentives and an increase in credit service expenses primarily related to the chargebacks associated with the deferred billing program.

     SUPPORT  SERVICES  EXPENSE:

     Support services expense for the thirty-nine weeks ended October 31, 1998 increased to $68.1 million (6.8% of net sales) from $66.5 million (6.9% of net sales) for the same period in fiscal 1997. The decrease was primarily due to lower incentive compensation expense, partially offset by higher staffing costs to support growth initiatives, expenses incurred from a canceled common stock registration and relocation costs for the KingSize business in fiscal 1998.

     AMORTIZATION  EXPENSE:

     Amortization expense for the thirty-nine weeks ended October 31, 1998 increased to $8.5 million (0.9% of net sales) from $8.2 million (0.8% of net sales) for the same period in fiscal 1997. The increase in the amortization expense is due to increased amortization of the remaining net book value of certain trademarks which was accelerated concurrent with changes in ownership that occurred in conjunction with the Company's secondary offering in October 1997.

     OPERATING  INCOME:

     Operating income in the thirty-nine weeks ended October 31, 1998 decreased to $64.1 million (6.4% of net sales) from $79.8 million (8.3% of net sales) for the same period of fiscal 1997. Operating income decreased by $15.7 million due to higher planned regular, promotional and liquidation markdowns, increased catalog and operational costs and a decrease in net merchandise postage revenue offset by higher initial mark-ups created by favorable merchandise sourcing from direct offshore purchases.

     INTEREST  EXPENSE:

     Interest expense, net, in the thirty-nine weeks ended October 31, 1998 increased to $23.0 million compared to $20.1 million for the comparable period in fiscal 1997. Excluding interest income of $1.0 million related to a purchase price adjustment associated with the Chadwick's Acquisition in fiscal 1997, interest expense increased by $1.9 million which was due to higher average outstanding debt balances (see Liquidity and Capital Resources) partially offset by slightly lower interest rates on the term loan of the Amended and Restated 1997 Bank Credit Facility.

     INCOME  BEFORE  INCOME  TAXES  AND  EXTRAORDINARY  CHARGE:

     Income before income taxes and extraordinary charge decreased to $41.1 million in the thirty-nine weeks ended October 31, 1998 from $59.7 million for the same period of fiscal 1997. The decrease is due to higher planned regular, promotional and liquidation markdowns, increased catalog and operational costs, a decrease in net merchandise postage revenue, an increase in net interest expense offset by higher initial mark-ups created by favorable merchandise sourcing from direct offshore purchases.

     INCOME  TAXES:

     The provision for income taxes is based on current estimates by management of the annual effective tax rate. The effective tax rate was 38.5% for the thirty-nine weeks ended October 31, 1998 compared to 37.9% for the thirty-nine weeks ended November 1, 1997.

     EXTRAORDINARY  CHARGE:

     The Company's extraordinary charge of $6.7 million, net of tax, ($0.37 per share on a diluted basis) relates to the call premium and the write-off of the unamortized deferred financing fees in connection with the redemption of the Senior Subordinated Notes which occurred in the thirteen weeks ended October 31, 1998. The Company's extraordinary charge of $4.1 million, net of tax, ($0.20 per share on a diluted basis) for the thirty-nine weeks ended November 1, 1997 pertained to the write-off of unamortized deferred financing fees related to the early retirement of the debt outstanding under the 1996 Bank Credit Facility.

     NET  (LOSS)  INCOME:

     Net income decreased to $18.5 million ($1.01 per share on a diluted basis) for the thirty-nine weeks ended October 31, 1998 from $33.0 million ($1.66 per share on a diluted basis) for the comparable period in fiscal 1997. The decrease is due to higher planned regular, promotional and liquidation markdowns, increased catalog and operational costs, a decrease in net merchandise postage revenue, an increase in net interest expense and an extraordinary charge related to the redemption of the Senior Subordinated Notes, offset by higher initial mark-ups.

LIQUIDITY  AND  CAPITAL  RESOURCES:

     The Company has historically funded its working capital needs, principally building inventory to meet increased sales and its capital expenditure requirements through a combination of funds generated from operations and borrowings under the bank credit facility. The Company's liquidity requirements have also included servicing the debt incurred to finance several acquisitions and also includes servicing debt incurred to finance the repurchase of common stock in the third quarters of both fiscal 1998 and 1997.

     Operating activities resulted in cash provided of $5.2 million for the thirty-nine weeks ended October 31, 1998 compared to cash provided of $71.2 million for the same period in fiscal 1997. The decrease in cash provided by operations is attributable to lower operating income after non-cash charges and an increase in net working capital, primarily due to higher levels of deferred receivables, inventories, catalog costs and paper inventory.

     Investing activities resulted in net cash used of $12.8 million in the thirty-nine weeks ended October 31, 1998 compared to a net source of cash of $22.6 million in the same period in fiscal 1997. The Company's capital expenditures for the remainder of fiscal 1998 are estimated to be $4.3 million.

     Financing activities for the thirty-nine weeks ended October 31, 1998 resulted in net cash provided of $2.5 million compared with a net use of cash of $75.2 million in the prior year. During the period, the Company made two scheduled payments totaling $5.0 million on the $175.0 million amortizing term loan. The Company had net borrowings of $29.0 million on the revolver for the thirty-nine weeks ended October 31, 1998. The Company received proceeds of $9.1 million related to the exercise of stock options and $1.0 million from the payment of management notes related to stock subscriptions in the thirty-nine weeks ended October 31, 1998. As a result of stock option exercises, a $9.3 million tax benefit was recorded as additional paid in capital. On August 27, 1998, the Board authorized the Company to purchase up to $40.0 million of its common stock; as of October 31, 1998, the Company has purchased approximately
1.2 million shares at a cost of approximately $26.6 million. The convertible subordinated note of $10.3 million was converted in the first quarter into 374,364 shares of common stock.

     On September 21, 1998, the Company through its operating partnership ("Brylane, L.P." or the "Partnership") Amended and Restated the 1997 Bank Credit Facility (the "Bank Credit Facility") and entered into a credit agreement between Brylane, L.P. and Credit Lyonnais New York Branch, as administrative agent, and guaranteed by each of the Company's subsidiaries. The aggregate principal amount is up to $500.0 million consisting of (i) a $300.0 million six-year amortizing term loan ("Term Loan") and (ii) a $200.0 million six-year revolving credit facility (the "Revolving Credit Facility") with a $100.0 million sublimit for letters of credit and a $15.0 million sublimit for swingline loans. The proceeds were used to repay the balance of the $175.0 million term loan and the Senior Subordinated Notes of $125.0 million plus a call premium of $6.3 million. The Company paid $3.7 million in fees for amending and restating the Bank Credit Facility.

     The Revolving Credit Facility can be used for letters of credit and other general corporate purposes, including working capital needs, permitted acquisitions, and is also available to provide a portion of the funds to effect the Common Stock Repurchase Program. The Term Loan requires scheduled semi-annual principal payments of $17.5 million beginning on September 30, 1999. In addition, Brylane is obligated to make certain mandatory prepayments of the Term Loan and the Revolving Credit Facility under certain circumstances. Borrowings under the Term Loan and Revolving Credit Facility bear interest at one of two rates at the option of the Company: (i) Prime Rate (as defined by the Bank Credit Facility) or (ii) a margin over LIBOR (as defined) for specific interest periods. The margin may vary based on the ratio of the Partnership's net debt to operating cash flow.

     As of October 31, 1998, Brylane had $78.0 million of borrowings under the Revolving Credit Facility and, after giving effect to the issuance of letters of credit for $35.1 million which the Company intends to pay through funds generated from operations, had additional capacity under the Revolving Credit Facility of approximately $86.9 million.

     While no assurances can be given in this regard, based on current and projected operating results, Brylane believes that cash flow from operations will provide adequate funds for ongoing operations, funding of the purchases of common stock for treasury, debt service on its indebtedness including scheduled prepayments under the Bank Credit Facility and planned capital expenditures for the foreseeable future. In addition, the Company will have availability under the Revolving Credit Facility to finance capital needs.

     Consummation of the transactions related to the acquisition of the outstanding common stock of Brylane not owned by PPR, as contemplated by the proposal presented by PPR to the Company's independent directors (see Part II,
Item 5), may require the consent of the lenders under the Bank Credit Facility. If such consent, if required, was not obtained, consummation of such transactions would constitute an Event of Default under the Bank Credit Facility, as a result of which, all borrowings outstanding thereunder could be declared immediately due and payable together with accrued interest thereon.
Although no discussion has been held with the lenders under the Bank Credit Facility, the Company anticipates that it will be able to resolve any issues that may be raised by the PPR proposal at the appropriate time.

YEAR  2000  UPDATE:

     The "Year 2000" issue developed because most computer systems and programs were designed to record years (e.g. "1998") as two-digit fields (e.g. "98"). When the year 2000 begins, these systems may interpret "00" as the year 1900 and may stop processing date-related computations or process them incorrectly. To prevent this, companies need to examine their computer systems and programs, fix the problem and test the results. Year 2000 compliance must be achieved on or before December 31, 1999. Also, certain systems currently refer to dates beyond December 31, 1999 and, therefore, have required earlier compliance.

     Year 2000 problems could effect the Company's distribution, financial, administrative and telemarketing communication operations. For this reason, the Company is aggressively addressing the Year 2000 issue to mitigate the effect on software performance. The Company has computer operations located in Indianapolis, Indiana and West Bridgewater, Massachusetts. A comprehensive effort to identify and correct the Year 2000 issues began in late 1996 for Indianapolis and in the fall of 1997 for West Bridgewater. Separate teams reporting to the Company's senior management were established at both locations to oversee the effort of (1) taking inventory of Year 2000 items; (2) assigning priorities to identified items; (3) repairing or replacing items that are determined not to be Year 2000 compliant; (4) testing material items; and (5) designing and implementing contingency and business continuation plans for each Company location.

     The Company's goal is to have the remediation and replaced systems operational by the first quarter of 1999 to allow time for testing and verification. In addition to the in-house efforts utilizing internal personnel and contract programmers, the Company is asking vendors, service suppliers, communications providers and banks, whose systems failures could potentially have a significant impact on operations, to verify their Year 2000 readiness. Where possible Brylane will be testing such systems for compliance.

     External and internal costs specifically associated with modifying internal use software for Year 2000 compliance are expensed as incurred. The Company estimates that its internally developed systems will be Year 2000 compliant by early 1999. Aggregate costs for actual remediation and replacements related to Year 2000 efforts are anticipated to range from approximately $3.0 - $4.0 million. The Company has incurred a total of approximately $2.0 million to date. Such costs do not include normal system upgrades and replacements.

     The Company believes the most likely worst-case scenarios that it might confront with respect to the Year 2000 issues have to do with the possible failure in one or more geographic regions of third party systems over which the Company has no control, such as, but not limited to, power and telephone service. The Company will put in place by second quarter of 1999 a business continuity plan that addresses recovery from various kinds of disasters, including recovery from significant interruption of data flows at the Company's data systems centers and distribution centers.

     The Company's estimates of the costs of achieving Year 2000 compliance and the date by which Year 2000 compliance will be achieved are based on management's best estimates. These estimates are derived using numerous assumptions about future events including the continued availability of resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to locate, correct, and test all relevant computer codes, the success achieved by the Company's suppliers in reaching Year 2000 readiness, the timely availability of necessary replacement equipment, and similar uncertainties.

PART  II  -  OTHER  INFORMATION
-------------------------------

ITEM  1-  Legal Proceedings
---------------------------

     On December 4, 1998, six purported stockholder class action lawsuits were filed in the Court of Chancery of the State of Delaware, New Castle County, against the Company, its directors, its president and chief executive officer, and PPR, the beneficial owner of approximately 49.9% of the Company's outstanding common stock. These actions relate to a proposal presented on December 2, 1998 by PPR to the Company's independent directors regarding the acquisition by PPR of all of the Company's outstanding common stock not owned by PPR. The complaints are entitled as follows:(i) Mohammad Yassin v. Brylane Inc., et al., Civil Action No. 16819NC; (ii) Goldplate Holdings, Inc. v. Peter J. Canzone, et al., Civil Action No. 16820NC; (iii) Patty Lisa v. Brylane Inc., et al., Civil Action No. 16821NC; (iv) F. Richard Mason v. Brylane Inc., et al., Civil Action No. 16823NC; (v) Judith Wit v. Brylane Inc., et al., Civil Action No. 16824NC; and (vi) Crandon Capital Partners v. Peter J. Canzone, et al., Civil Action No. 16825NC. The complaints purport to seek relief on behalf of a class of plaintiffs who own the Company's common stock (other than PPR), and allege that the defendants breached their fiduciary duties in connection with the proposed acquisition, and seek injunctive relief and related remedies. The Company and the other defendants intend to defend these claims vigorously. The Company believes the ultimate resolution of the claims will not have a material adverse effect on its financial position, results of operations or cash flow.

ITEM  5-  Other  Information
----------------------------

PPR PROPOSAL

     On December 2, 1998, at a special meeting of the Board of Directors, the Company's three independent directors consented, pursuant to the terms of the Governance Agreement, to allow PPR to make a proposal to acquire all of the outstanding common stock of Brylane not owned by PPR. Having received such consent, PPR then made a proposal, in the form of a letter, to acquire all the outstanding shares not previously owned for a price of $20 per share. The Board has formed a special committee, comprised of the three independent directors, to consider and evaluate the proposal. The special committee will retain its own legal and financial advisors to assist in evaluating the proposal. No time requirement has been placed on the review of the proposal. PPR has indicated to the Company that if it is not able to consummate the proposal at a reasonable price, it currently intends to continue to be a long-term stockholder of Brylane. As of December 2, 1998, PPR beneficially owns approximately 49.9% of the outstanding common stock of Brylane.

STOCKHOLDER  PROPOSALS

     The Securities and Exchange Commission has amended Rule 14a-4, which governs the use of discretionary proxy voting authority with respect to a proposal raised by a stockholder at an annual meeting that the stockholder has not sought to include in the proxy statement pursuant to Rule 14a-8. Rule 14a-4(c)(1) now provides that if a stockholder has not notified the company of his or her intention to present a proposal at the meeting at least 45 days prior to the month and day on which the prior year's proxy statement was first mailed, then the holders of proxies solicited by the Board of Directors may use their discretionary voting authority when the proposal is raised at the company's annual meeting. The proxy holders will have such discretionary authority even if the proxy statement contained no discussion of the proposal and the proxy holders' intentions with respect thereto. If the stockholder notifies the company of his or her intention prior to such 45 day deadline, the proxy holders will only be able to utilize their discretionary voting authority if the company's proxy statement includes a discussion of the proposal and the company's intentions with respect thereto.

     For Brylane, March 15, 1999 is the deadline for stockholders to give such notice with respect to a proposal that is not sought to be included in the Company's proxy statement with respect to the 1999 Annual Meeting which it is currently anticipated will be held in May, 1999. As has been the case in the past, any stockholder who wishes to have a proposal included in Brylane's proxy statement for its 1999 Annual Meeting (which in all cases will be subject to the rules regarding whether such proposal may be excluded notwithstanding the request), must notify the Company pursuant to Rule 14-8 not later than December 30, 1998.

ITEM  6  -  Exhibits  and  Reports  on  Form  8-K
-------------------------------------------------

(a)  Exhibits.

     10.91 Amended and Restated Credit Agreement dated as of April 30, 1997, as amended and restated as of September 21, 1998, among Brylane, L.P., the Lenders listed therein and Credit Lyonnais New York Branch, as Administrative Agent (the "Credit Agreement").

     10.92 Amended and Restated Security Agreement dated as of April 30, 1997, as amended and restated as of September 21, 1998, among Brylane, L.P., the Subsidiary Grantors (as defined therein), and Credit Lyonnais New York Branch, as Security Agent.

     10.93 Amended and Restated Pledge Agreement dated as of April 30, 1997, as amended and restated as of September 21, 1998, among Brylane, L.P., the Subsidiary Pledgors as defined therein), and Credit Lyonnais New York Branch, as Security Agent.

     10.94 Amended and Restated Guarantee Agreement dated as of April 30, 1997, as amended and restated as of September 21, 1998, among Brylane Inc., the Guarantors (as defined therein) and Credit Lyonnais New York Branch, as administrative agent.

     10.95     Form   of  Issuing  Bank  Agreement   among  Brylane,  L.P.,  the
               applicable Lender, and Credit Lyonnais New York Branch, as administrative agent.

     10.96     Form  of Term Note  dated September 21, 1998 executed by Brylane,
               L.P.  in  favor  of  each  of  the  various  Lenders  which   are
               signatories to the Credit Agreement.

     10.97 Form of Revolving Note to be executed by Brylane, L.P. in favor of each of the various Lenders which are signatories to the Credit Agreement.

     10.98 Proposal Letter dated as of December 2, 1998 from Pinault-Printemps-Redoute S.A. to the Independent Directors of the Board of Directors of Brylane Inc.

     10.99 Press Release dated as of December 2, 1998 and issued by Brylane Inc. in connection with the proposal by Pinault-Printemps-Redoute S.A. to purchase all of the outstanding shares of Brylane Inc. not owned by it.

     10.100 Press Release dated as of December 2, 1998 and issued by Pinault-Printemps-Redoute S.A. in connection with the proposal by Pinault-Printemps-Redoute S.A. to purchase all of the outstanding shares of Brylane Inc. not owned by it. (Note: the attachment to this Exhibit is filed as Exhibit 10.98 and included herewith.)

     11        Statement  Re  Computation  of  Per  Share  Earnings

     27.1      Financial  Data  Schedule

(b)  Reports  on  Form  8-K.

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  December  8,  1998

BRYLANE  INC.


By:     /s/ Robert  A.  Pulciani
        -------------------------
            Robert  A.  Pulciani
            Executive  Vice  President,  Chief  Financial
            Officer  and  Secretary  and  Treasurer  of
            Brylane  Inc.

(On behalf of the Registrant and as the principal financial and accounting officer of the Registrant)


20